Form 10-Q
period 1996-03-30
SPECIALTY FOODS CORP
filed 1996-05-14
CIK 912142

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                 FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended March 30, 1996 Commission File Number 33-68956

                        Specialty Foods Corporation
          (Exact name of registrant as specified in its charter)

             State of Delaware                        75-2488181
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)


            520 Lake Cook Road, Suite 520, Deerfield, IL 60015
          (Address of principal executive offices)    (Zip Code)

    Registrant's telephone number, including area code (847) 267-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]      No

The number of shares outstanding of the Registrant's common stock as of May 8, 1996 was 100 shares of common stock.



                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              SPECIALTY FOODS CORPORATION AND SUBSIDIARIES
                        CONDENSED BALANCE SHEETS

                            (In thousands)

                                                   March 30,    December 30,
                                                     1996           1995
                                                 ----------     -----------
                 ASSETS                         (Unaudited)

Current assets:
     Cash and cash equivalents                  $     3,314    $    18,229
     Accounts receivable, net                        59,891         54,987
     Inventories                                    147,411        149,072
     Insurance claim receivable                      17,400              -
     Prepaid expenses and
       other current assets                          14,137         10,151
                                                -----------    -----------
     Total current assets                           242,153        232,439

Property, plant, and equipment, net                 356,153        369,430
Intangible assets, net                              469,557        471,874
Deferred debt issuance costs, net                    32,857         34,222
Due from Specialty Foods Acquisition
  Corporation                                        10,113         11,036
Other noncurrent assets                               4,467          4,675
                                                -----------    -----------
Total assets                                    $ 1,115,300    $ 1,123,676
                                                ===========    ===========

        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current maturities of long-term debt       $     4,118    $     4,177
     Accounts payable                               173,838        148,550
     Accrued expenses                               103,829        120,586
                                                -----------    -----------
     Total current liabilities                      281,785        273,313

Long-term debt                                      838,001        837,191
Other noncurrent liabilities                         58,205         57,828

Stockholder's equity:
     Common stock                                         -              -
     Additional paid-in capital                     275,000        275,000
     Accumulated deficit                           (336,896)      (318,819)
     Cumulative translation adjustment                 (795)          (837)
                                                -----------    -----------
     Total stockholder's equity                     (62,691)       (44,656)
                                                -----------    -----------
Total liabilities and stockholder's equity      $ 1,115,300    $ 1,123,676
                                                ===========    ===========


See accompanying notes to condensed financial statements.


                 SPECIALTY FOODS CORPORATION AND SUBSIDIARIES
                     CONDENSED STATEMENTS OF OPERATIONS

                                (Unaudited)
                              (In thousands)


                                                      Three months ended
                                                   March 30,      March 31,
                                                      1996          1995
                                                 -----------    -----------

Net sales                                         $ 474,917      $ 470,112
Cost of sales                                       336,907        330,231
                                                  ---------      ---------
Gross profit                                        138,010        139,881

Operating expenses
     Selling, general and administrative expenses   132,712        120,636
     Amortization of intangibles                      3,622          5,104
                                                  ---------      ---------
     Total operating expenses                       136,334        125,740
                                                  ---------      ---------
Operating profit                                      1,676         14,141

Other
     Interest, net                                  (23,878)       (24,559)
     Other income (expense), net                      8,546         (1,829)
                                                  ---------      ---------
Loss before income taxes and
     extraordinary item                             (13,656)       (12,247)

Provision for income taxes                              749            549
                                                  ---------      ---------
Loss before extraordinary item                      (14,405)       (12,796)

Extraordinary item                                        -         (2,323)
                                                  ---------      ---------
Net loss                                          $ (14,405)     $ (15,119)
                                                  =========      =========

See accompanying notes to condensed financial statements.


               SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                  CONDENSED STATEMENTS OF CASH FLOWS

                            (Unaudited)
                           (In Thousands)


                                                     Three months ended
                                                   March 30,     March 31,
                                                     1996           1995
                                                  ----------    ----------
Cash flows from operating activities:
 Net loss                                         $ (14,405)     $ (15,119)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                   15,723         16,510
     Debt issuance cost amortization                  1,365          2,115
     Write-off of deferred costs                          -          2,323
     Excess of insurance proceeds over
      carrying value of assets                       (8,300)             -
     Changes in operating assets and liabilities
      and other                                     (12,666)       (24,403)
                                                     ------         ------
Net cash used in operating activities               (18,283)       (18,574)
                                                     ------         ------
Cash flows from investing activities:
 Capital expenditures                                (6,248)        (5,243)
 Proceeds from insurance claim                       15,000              -
 Other                                                   84            205
                                                     ------         ------
Net cash provided by (used in)
 investing activities                                 8,836        (5,038)
                                                     ------         ------
Cash flows from financing activities:
 Payments on long-term debt                            (682)       (46,084)
 Proceeds from long-term debt                             -         45,199
 Payments of debt issuance costs                     (3,438)        (1,176)
 Dividends paid                                      (2,748)        (1,699)
 Increase in revolving credit                         1,400         26,200
                                                     ------         ------
Net cash provided by (used in) financing activities  (5,468)        22,440
                                                     ------         ------

Decrease in cash and cash equivalents               (14,915)        (1,172)
Cash and cash equivalents at beginning of period     18,229          1,761
                                                     ------         ------
Cash and cash equivalents at end of period           $3,314         $  589
                                                     ======         ======


See accompanying notes to condensed financial statements.


                       SPECIALTY FOODS CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (In Thousands)

NOTE 1 - Interim Financial Information

In the opinion of management, the accompanying unaudited interim condensed financial information of Specialty Foods Corporation ("SFC") and its subsidiaries (collectively, the "Company") contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated.

These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 30, 1995 included in the annual report filed on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 - Inventories

	The components of inventories are as follows:


                                      March 30,         December 30,
                                         1996               1995
                                     ----------         -----------
     Raw materials and packaging      $ 28,308           $ 26,126
     Work in progress                   55,072             56,213
     Finished goods                     63,519             66,476
     Other                               2,741              2,769
                                     ---------          ----------
                                      $149,640           $151,584
     Less LIFO and other reserves       (2,229)            (2,512)
                                     ---------          ----------
                                      $147,411           $149,072
                                     =========          ==========


Inventories are stated at the lower of cost or market. Cost is determined principally by the last-in first-out ("LIFO") method, although the first-in first-out ("FIFO") method is used by certain subsidiaries.

NOTE 3 - Product Grouping Information

All of the Company's operations fall within the food industry segment. Net sales, gross profit and operating profit (loss) for the Company's major product groupings are summarized below:


                                 Three months ended March 30, 1996
                ----------------------------------------------------------------
                             Cheese and       Other
                  Bakery        Meat      Specialty Food  Corporate     Total
                Operations   Operations     Operations    and Other   Operations
                ----------   ----------     ----------    ---------   ----------

Net sales          213,115      227,042         34,760         -         474,917
                   =======      =======        =======      =======      =======

Gross profit        99,807       27,187         11,016         -         138,010
                   =======      =======        =======      =======      =======

Operating profit     1,907        3,536            626       (4,393)       1,676
                   =======      =======        =======      =======      =======


                                   Three months ended March 31, 1995
                ----------------------------------------------------------------
                             Cheese and       Other
                  Bakery        Meat      Specialty Food  Corporate     Total
                Operations   Operations     Operations    and Other   Operations
                ----------   ----------     ----------    ---------   ----------

Net sales         206,225      232,291         31,596         -         470,112
                  =======      =======        =======      =======      =======

Gross profit       99,058       30,708         10,115         -         139,881
                  =======      =======        =======      =======      =======

Operating profit    6,885        9,332            616       (2,692)      14,141
                  =======      =======        =======      =======      =======

The Bakery Operation's products primarily consist of breads, buns, rolls, sweet goods, cookies and sourdough French bread. These products are distributed primarily through a company-owned DSD system throughout the Midwestern United States, California and the Pacific Northwest.

The Cheese and Meat Operation's products primarily consist of specialty Italian cheeses, other European-style specialty cheeses, basic Italian cheeses and pre-cooked meat products. The cheese products are sold throughout the United States, through retail grocers, to foodservice accounts and to industrial food processors. The meat products are sold primarily to national and regional restaurant chains and to prepared-food producers.

Products in the Other Specialty Food Operations grouping include pickles, peppers, and spices sold through retail grocers in the greater New York metropolitan area and bagel chips distributed nationally through brokers and distributors to grocery stores, gourmet shops and club stores. The Company also operates 29 cafe shops located in the San Francisco Bay area, San Diego and the greater Chicago area.

NOTE 4 - Stella Fire

On January 5, 1996, a Stella Foods, Inc. (Stella) cheese manufacturing plant located in Lena, Wisconsin was substantially destroyed by fire. The plant, which was responsible for approximately 20% of Stella's production, produced mozzarella and ricotta cheeses sold primarily under the Frigo trademark. The Company is rebuilding the plant and expects it to be substantially operational by August, 1996. Although Stella has shifted some of the production to other plants and to co-packers, it has not been able to replace all of its customers' product requirements. As a result, the Company's 1996 first quarter operating profit was adversely impacted by approximately $2.1 million.

The Company has comprehensive insurance which provides replacement cost coverage for all property damage, as well as reimbursement for lost operating profit for the period until the plant is fully operational.

Management's current estimate of the total insurance claim through March 30, 1996 is $32 million of which $19.5 million has been received to date ($15 million received as of March 30). The portion of the claim representing coverage for the lost operating profit ($2.1 million) during the first quarter and the portion representing management's estimate of the excess of the replacement cost over book value of assets destroyed and written off ($8.3 million), have been recorded as "Other income" in the statement of operations. The Company expects settlement procedures with its insurance carriers to continue throughout the remainder of 1996.

NOTE 5 - Other Information

On January 12, 1996, the Company's President and Chief Executive Officer (the "Executive") resigned. The Company entered into a termination agreement with the Executive pursuant to which the Company will pay the Executive approximately $2.0 million over a period of twenty-four months beginning January, 1996. The payments have been fully accrued in the financial statements for the quarter ended March 30, 1996.

As of March 30, 1996 the Company was in compliance with all covenants under its Term Facility and Revolving Credit Facility (together, the "Credit Facilities"). However, if the difficult conditions experienced by businesses in categories in which the Company competes continue throughout the remainder of 1996, the Company may violate certain of its financial covenants under the Credit Facilities. If necessary, management would request amendments to its financial covenants relating to 1996 results.

NOTE 6 - Subsequent Events

On April 12, 1996, the Company executed a non-binding letter of intent to merge its subsidiary, Belsea Holdings, Inc (Belsea) into a newly-formed joint venture with United States Bakery (USB) of Portland, Oregon. This transaction, which is subject to certain conditions, including obtaining certain regulatory approvals, is expected to close in the third quarter of 1996 and, will result in the contribution of substantially all the respective assets and liabilities of Belsea and USB into the joint venture. The tentative terms of the transaction provide for minority ownership of the joint venture on the part of the Company.

On April 25, 1996, the Company entered into several agreements for the sale and leaseback of approximately $17.9 million of production equipment at four bakeries and two cheese plants. The leases will be classified as operating leases and, as a result, the book value of the equipment will be removed from the balance sheet. Losses of $2.5 million realized on the sale of equipment at two facilities will be recognized immediately while gains of $5.0 million realized at the other four facilities will be deferred and amortized to income as rent expense adjustments over the 6 1/2-year lease term. Aggregate rentals under the leases will approximate $3.5 million annually, commencing in May, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

		COMPARISON OF FIRST QUARTER 1996 TO FIRST QUARTER 1995

Consolidated net sales for the three months ended March 30, 1996 increased 1% to $475 million compared to $470 million in 1995. Excluding the impact of acquisitions, net sales were comparable to the prior year.

Net sales of the Bakery Operations increased $7 million (3%) to $213 million. This increase was primarily due to price increases and the acquisition in May, 1995 of two bakeries and the related routes, partially offset by slightly lower volumes. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M Food Systems Company, Inc. (H&M), respectively, decreased $5 million (2%) to $227 million. Net sales increased at Stella by $1 million (1%), while declining $6 million (13%) at H&M. Stella's net increase in sales resulted from price increases substantially offset by decreased volume resulting from a fire at a Stella manufacturing plant in January, 1996. (See "Stella Fire" below for further discussion regarding the fire and its impacts). The decline at H&M was primarily due to lower commodity prices and the loss of significant business from its largest customer subsequent to the first quarter of 1995. Net sales of the Other Specialty Food Operations increased $3 million (10%) primarily due to the incremental sales contribution from The New York Style Bagel Chip Business, which was acquired in September, 1995.

The Company's gross profit margin decreased to 29.1% from 29.8% in 1995 primarily due to a significant increase in the cost of flour and milk, the key commodity ingredients in the Company's Bakery and Cheese Operations, respectively, partially offset by price increases and continued manufacturing cost reductions.

Consolidated operating profit in 1996 decreased 88.1% to $1.7 million compared to $14.1 million in 1995. Operating profit in the Bakery Operations decreased 72.3% to $1.9 million compared to $6.9 million in 1995. This decrease was principally due to the significant increase in the cost of flour, increases in promotion and selling expenses and slightly lower volumes, partially offset by price increases and decreased amortization expense due to the 1995 goodwill write-down.

Operating profit in the Cheese and Meat Operations decreased 62.1% to $3.5 million compared to $9.3 million in 1995. Operating profit at Stella decreased $6.0 million (79%) principally due to a significant increase in milk prices, increased promotion and distribution expenses and volume losses resulting from the fire, partially offset by price increases. Operating profit at H&M was essentially flat compared to the prior year as the negative impacts of lower volume and lower commodity prices were fully offset by cost reductions and decreased amortization expense due to the 1995 goodwill write-down. Operating profit in the Other Specialty Food Operations was essentially flat compared to 1995.

Corporate expenses increased to $4.4 million in 1996 compared to $2.7 million in 1995. On January 12, 1996, the Company announced the resignation of its President and Chief Executive Officer (the "Executive"). The Company entered into a termination agreement with the Executive pursuant to which the Company will pay the Executive approximately $2.0 million over a period of twenty-four months beginning in January, 1996. All costs associated with the termination agreement have been accrued in the first quarter and results in the increase in corporate expenses.

Interest expense in 1996 decreased 3% to $23.9 million from $24.6 million in 1995 due to a small decline in interest rates.

The effective income tax rates in 1996 and 1995 differ from the Federal statutory rate primarily due to the nondeductibility of the amortization of certain intangible assets and tax benefits not currently recognizable for financial statement purposes.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $18.3 million in 1996 from $18.6 million in 1995. The decrease in 1996 results primarily from the Company's continued aggressive management of its working capital accounts, particularly accounts payable, substantially offset by lower operating profit in 1996 and cash expenditures associated with the Stella fire that have not yet been reimbursed by the Company's insurance carriers. In both 1996 and 1995, the Company's first quarter operating cash flows were impacted by interest payments totaling $22.8 million on its 10 1/4% Senior Notes and the 11 1/4% Senior Subordinated Notes.

The Company's businesses are moderately seasonal with higher sales, operating profit and operating cash flows generally occurring in the third and fourth quarters of the year. This seasonality is due primarily to higher bread sales in the summer months and higher cheese sales in the fall and winter months. The cheese business tends to build inventory of its hard-style cheeses for aging in the spring and summer when milk prices have historically been lower.

Specialty Foods Finance Corporation ("SFFC"), an accounts receivable subsidiary, purchases substantially all of the accounts receivable from the operating subsidiaries of the Company. SFFC sells, for cash, an undivided interest in eligible accounts receivable, up to a maximum of $95 million, on a revolving basis, pursuant to a securitization facility. At March 30, 1996 and March 31, 1995, the consolidated accounts receivable balance has been reduced by $95 million due to the receivables sold by SFFC pursuant to the securitization facility.

Net cash provided by investing activities was $8.8 million in 1996 compared to net cash used in investing activities of $5.0 million in 1995. Investing activities in 1996 include the $15 million proceeds from the Stella fire insurance claim. Capital expenditures were $6.2 million in 1996 and $5.2 million in 1995. These expenditures have been funded primarily through internally generated funds and borrowings under the Revolving Credit Facility. Capital expenditures are expected to approximate $40 million for the full year and will continue to be funded from internal sources and available borrowing capacity under the Revolving Credit Facility. The planned level of capital expenditures is needed primarily to maintain the Company's existing level of operations and enhance its production efficiencies.

Net cash used in financing activities was $5.5 million in 1996 compared to net cash provided by financing activities of $22.4 million in 1995. In 1996, limited additional borrowings under the Revolving Credit Facility were required principally due to the cash on hand at the end of 1995. The Revolving Credit Facility provides for borrowings of up to $125 million. At March 30, 1996, $74.0 million was outstanding under the Revolving Credit Facility and the Company had $24.6 million of outstanding letters of credit. The letters of credit reduce the availability of the facility and, as a result, $26.4 million was available for borrowing at March 30, 1996.

In February, 1995, the Company repaid approximately $45 million in principal amount of the Original Term Loan Facility previously due on or prior to August, 1996 and, concurrently with the payment of such amounts, borrowed $45 million under the Original Term Loan Facility with maturities in 1996 through 1999. As a result of this early extinguishment of debt, deferred debt issuance costs of $2.3 million were written off and recorded as an extraordinary item in the 1995 first quarter.

The consolidated indebtedness of the Company as of March 30, 1996 consisted of $74 million under the Revolving Credit Facility, $174 million under the Term Facility, $225 million in 10 1/4% Senior Notes due 2001, $200 million in 11 1/4% Senior Subordinated Notes due 2003, $150 million in 11 1/8% Senior Notes due 2002, and $19 million of other indebtedness, principally industrial development bonds.

With respect to the $174 million borrowed under the Term Facility, the Company will be required to make principal payments of $.5 million, $.5 million, $.5 million, $.5 million, $86 million and $86 million in 1996, 1997, 1998, 1999, 2000, and 2001, respectively. Borrowings under the Revolving Credit Facility will mature in April, 2001.

Certain of the Company's debt agreements contain covenants which restrict or prohibit (with de minimis exceptions) the Company's ability to pay dividends or make other distributions to SFAC, its Parent company. Specifically, as a result of the Company's goodwill write-down in 1995, SFC's ability to make distributions to SFAC under the indentures of the Senior Notes and the Senior Subordinated Notes has been impaired and these indentures will require modification before any such distribution to SFAC can be made.

As of March 30, 1996 the Company was in compliance with all covenants under its Credit Facilities. However, if the difficult conditions experienced by businesses in categories in which the Company competes continue throughout the remainder of 1996, the Company may violate certain of its financial covenants under the Credit Facilties. If necessary, management would request amendments to its financial covenants relating to 1996 results.

The Company remains highly leveraged and, as a result, a significant portion of its operating cash flows are required for debt service and to fund seasonal working capital requirements. Nonetheless, management believes that cash flows from operations, available borrowing capacity under the Revolving Credit Facility, and financing opportunities, such as the equipment sale and leaseback transaction discussed in Note 6 to the Condensed Financial Statements, available under the Company's debt documents, provide sufficient liquidity to enable the Company to meet its debt service obligations through the year 2000, although there can be no assurances that cash flow will be adequate to meet such obligations. Based upon current levels of operations and anticipated growth, the Company expects that it will be required to refinance a portion of its indebtedness beginning in the year 2001, when the 10 1/4% Senior Notes are due. The Company currently has no specific plans for the implementation of such financing.

STELLA FIRE

On January 5, 1996, a Stella cheese manufacturing plant located in Lena, Wisconsin was substantially destroyed by fire. The plant, which was responsible for approximately 20% of Stella's production, produced mozzarella and ricotta cheeses sold primarily under the Frigo trademark. The Company is rebuilding the plant and expects it to be substantially operational by the end of August, 1996. Although Stella has shifted some of the Lena production to other plants and to co-packers, it has not been able to replace all of its customers' product requirements. As a result, the Company's 1996 first quarter operating profit was adversely impacted by approximately $2.1 million.

The Company has comprehensive insurance which provides replacement cost coverage for all property damage, as well as reimbursement for lost operating profit for the period until the plant is fully operational.

Management's current estimate of the total insurance claim through March 30, 1996 is $32 million of which $19.5 million has been received to date ($15 million received as of March 30). The portion of the claim representing coverage for the lost operating profit ($2.1 million) during the first quarter and the portion representing management's estimate of the excess of replacement cost over book value of assets destroyed and written off
($8.3 million), have been recorded as "Other income" in the statement of operations. The Company expects settlement procedures with its insurance carriers to continue throughout the remainder of 1996.


                     PART II - OTHER INFORMATION


Item 4:  Submission of Matters Subject to a Vote of Security Holders

None.

Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 Financial Data Schedule.

    (b) The Company filed a Report on Form 8-K dated March 28, 1996, disclosing a press release reporting SFC's financial results for the fourth quarter and year-end, which included a write-down of certain acquisition-related goodwill.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              SPECIALTY FOODS CORPORATION
              (Registrant)

              By:  /s/ Paul J. Liska

                      Paul J. Liska
                      President and Chief Executive Officer


Dated:  May 14, 1996