Form 10-Q
period 1997-03-31
SPECIALTY FOODS CORP
filed 1997-05-15
CIK 912142

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1997 Commission File Number 33-68956

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

Yes      X       No



The number of shares outstanding of the Registrant's common stock as of May 1, 1997 was 100 shares of common stock.



             SPECIALTY FOODS CORPORATION AND SUBSIDIARIES


                                 INDEX



PART I - FINANCIAL INFORMATION                               Page No.

     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of March 31, 1997 and December 31, 1996               3

     Condensed Consolidated Statements of Operations for
        the three months ended March 31, 1997 and 1996           4

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1997 and 1996                5

     Notes to Financial Statements                              6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8-10

PART II - OTHER INFORMATION                                      10

SIGNATURE                                                        10



This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws which reflect the Company's expectations and are based on currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks, uncertainties and events, including, among other factors, weather, economic and market conditions, cost and availability of raw materials, competitive activities or other business conditions.



PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

                 SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                             (In thousands)

                                                    March 31,    December 31,
                                                      1997           1996
                                                      ----           ----
          Assets                                   (unaudited)

Current assets:
  Cash and cash equivalents                        $   23,689     $   37,508
  Accounts receivable, net                             41,344         33,031
  Inventories                                         127,073        124,976
  Net assets of discontinued operations                     -         59,154
  Other current assets                                 24,164         27,673
                                                    ---------      ---------
          Total current assets                        216,270        282,342

Property, plant, and equipment, net                   265,926        266,403
Intangible assets, net                                 24,067         23,946
Due from Specialty Foods Acquisition Corporation       10,725         10,999
Other noncurrent assets                                35,122         32,589
                                                    ---------      ---------
          Total assets                             $  552,110     $  616,279
                                                    =========      =========

    Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt             $    4,154     $    4,049
  Accounts payable                                    106,274        120,421
  Accrued expenses                                    100,770        108,588
                                                    ---------      ---------
          Total current liabilities                   211,198        233,058

Long-term debt                                        816,099        838,059
Other noncurrent liabilities                           38,997         39,205
                                                    ---------      ---------

Stockholder's equity                                 (514,184)      (494,043)
                                                    ---------      ---------
          Total liabilities and
           stockholder's equity                    $  552,110     $  616,279
                                                    =========      =========

See accompanying notes to consolidated financial statements.



                  SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                 (Unaudited)
                       (In thousands, except share data)


                                                 Three months ended March 31,
                                                 ----------------------------
                                                     1997            1996
                                                     ----            ----
Net sales                                         $ 394,544       $ 389,301
Cost of sales                                       286,293         285,091
                                                   --------        --------
         Gross profit                               108,251         104,210

Operating expenses:
     Selling, distribution,
      general and administrative                    101,366          98,389
     Amortization of intangibles                        671           3,155
                                                   --------        --------
         Total operating expenses                   102,037         101,544
                                                   --------        --------

         Operating profit                             6,214           2,666

Other expenses:
    Interest expense                                 23,034          23,796
    Other (income) expense, net                       2,342          (8,004)
                                                   --------        --------
         Loss before income taxes                   (19,162)        (13,126)

Provision for income taxes                              187             451
                                                   --------        --------
         Loss from continuing operations            (19,349)        (13,577)

Discontinued operations:
 Net loss                                            (2,123)           (828)
 Gain on disposal, net                                2,454               -
                                                   --------        --------
                                                        331            (828)

              Net loss                            $ (19,018)      $ (14,405)
                                                   ========        ========


See accompanying notes to condensed financial statements.



                   SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                    (Unaudited)
                                   (In Thousands)



                                                Three months ended March 31,
                                                ----------------------------
                                                    1997            1996
                                                    ----            ----
Cash flows from operating activities:
 Loss from continuing operations                $ (19,349)       $ (13,577)
 Adjustments to reconcile to net cash
 from continuing operating activities
  Depreciation and amortization                     8,845           12,482
  Debt issuance cost amortization                   1,378            1,365
  Gain on involuntary conversion                        -           (8,300)
  Changes in operating assets and liabilities,
   net of affects from businesses
   acquired or sold:                              (24,137)         (11,056)
                                                 --------         --------
          Net cash used by
            continuing operations                 (33,263)         (19,086)

Cash flows from investing activities:
 Proceeds from divestiture of businesses           51,592                -
 Capital expenditures                              (8,752)          (5,036)
 Property related insurance proceeds                    -           15,000
 Other                                               (705)              83
                                                 --------         --------
          Net cash provided by
            investing activities                   42,135           10,047

Cash flows from financing activities:
 Increase (decrease) in revolving credit          (21,400)           1,400
 Other                                             (1,291)          (6,691)
                                                 --------         --------
          Net cash used by
            financing activities                  (22,691)          (5,291)

Decrease in cash and cash equivalents             (13,819)         (14,330)
Cash - beginning of period                         37,508           17,331
                                                 --------         --------
Cash - end of period                            $  23,689        $   3,001
                                                 ========         ========

See accompanying notes to condensed financial statements.



NOTE 1 - Interim Financial Information

In the opinion of management, the accompanying unaudited interim condensed financial information of Specialty Foods Corporation
(SFC) and its subsidiaries (collectively, the Company) contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated.

These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 1996 included in the annual report filed on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

Certain amounts in the 1996 financial statements have been reclassified to conform to the manner in which the 1997 financial statements have been presented.


NOTE 2 - Inventories

The components of inventories are as follows:

                                               March 31,    December 31,
                                                 1997           1996
                                                 ----           ----

        Raw materials and packaging           $ 23,584       $ 21,865
        Work in progress                        54,068         54,676
        Finished goods                          47,768         47,271
        Other                                    1,653          1,164
                                               -------        -------
                                              $127,073       $124,976
                                               =======        =======


Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in first-out ("FIFO") method.


NOTE 3 - Discontinued Operations

Discontinued operations consist of the following businesses:

   Bloch and Guggenheimer, Inc. (B&G)/Burns & Ricker, Inc. (B&R) - Pickle, pepper, and specialty snack food businesses operated under common management. The sale of the combined business of B&R/B&G was completed on December 27, 1996.

   Gai's Seattle French Baking Company (Gai's) - A restaurant and institutional bakery operation serving the northwestern
   United States.  The sale of Gai's was completed on February
   24, 1997.

   San Francisco French Bread (SFFB) - A sourdough hearth bread operation located in California. The sale of SFFB was completed on March 31, 1997.

These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. Operating results for these businesses, including revenues of $40,072 and $82,756 for the quarters ended March 31, 1997 and 1996, respectively, have been classified as discontinued operations in the Consolidated Statement of Operations. No interest expense has been allocated to discontinued operations.

The net gain on disposal of discontinued operations for the three months ended March 31, 1997 consisted of the gain realized on the sale of Gai's and an adjustment to the previously estimated loss on the disposal of SFFB. Total gross sales proceeds from the divested businesses approximated $140,000. Remaining retained liabilities from discontinued operations are $13,868 and are included with accrued liabilities at March 31, 1997.


NOTE 4 - Insurance Claim

In January 1996, a Stella cheese processing plant in Lena, Wisconsin was substantially destroyed by fire. The Company has rebuilt the plant and resumed production during the fourth quarter 1996. A final proof of loss detailing the claim was filed with the Company's insurance carriers during the quarter ended March 31, 1997. The claim is currently being reviewed by the insurers' adjuster and the Company currently anticipates a resolution to the claim in the second or third quarter of 1997.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Seasonality

The Company's businesses are moderately seasonal with lower sales, operating profit, and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher bread sales in the summer months and higher cheese sales in the fall and winter holiday season.


Results of Operations

     COMPARISON OF FIRST QUARTER 1997 TO FIRST QUARTER 1996

Consolidated net sales from continuing operations increased 2% to $395 million in 1997 compared to $389 million in 1996. Excluding the impact of a divested plant and business line, net sales increased by $15 million (4%) during the same period. Net sales of the Bakery Operations decreased $2 million (1%) to $163 million in 1997. The decrease was primarily due to operating activities which were divested in August, 1996, partially offset by price increases taken to partially recover increased ingredient and operating costs and higher cafe sales at Boudin Bakeries. Net sales of the Cheese and Meat Operations, consisting of Stella and H&M Food Systems Company, increased $8 million (4%) to $232 million. Net sales at H&M increased $9 million (23%) due to improved sales volume and increased pricing on its formula priced products. Net sales at Stella decreased $1 million (1%) primarily due to price decreases on its formula priced products reflecting a decrease in the cost of milk in 1997.

The Company's gross profit margin increased to 27.4% in 1997 from 26.8% in 1996 primarily due to a decrease in the cost of milk and improved plant productivity, partially offset by increased rental expense incurred as a result of sale leaseback transactions involving equipment at several of the Company's facilities.

Selling, distribution, and general and administrative expenses increased $3 million (3%) in 1997 to $101 million. Selling and distribution expense increased primarily due to contractual wage and fringe benefit increases for route sales representatives at Metz and Mother's offset by a reduction in general and administrative expense principally related to lower costs at the Company's headquarters unit.

Other (income) expense, net was $2 million of expense in 1997 compared to $8 million of income in 1996. The net other income in 1996 results primarily from the excess of replacement cost over book value and lost operating profit included in the insurance claim related to the Stella fire.

As a result of the above factors, net loss from continuing operations increased to $19 million in 1997 compared to $14 million in 1996.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.



Liquidity and Capital Resources

Net cash used in operating activities totaled $33 million. The increase in net cash used in operating activities in 1997 was primarily attributable to the Company's lower operating results and a net increase in the Company's working capital accounts.
Working capital requirements have increased in 1997 primarily as a result of the lower accounts payable levels resulting form the Company's effort to normalize relations with suppliers, increased accounts receivable resulting from lower financings through the Company's accounts receivable facility seasonal inventory increases, and a reduction of accrued liabilities due to first quarter interest payments. In 1996, cash used by operating activities of $19 million was principally driven by the Company's aggressive working capital management, and substantially offset by lower operating profit and cash expenditures resulting from the Stella fire that had not been collected from the Company's insurance carriers.

Net cash provided by investing activities totaled $42 million in 1997. The activity in 1997 was primarily attributable to the net proceeds from the sale of SFFB and Gai's, offset by increased capital expenditures. In 1996 net cash provided by investing activities of $10 million resulted from property related proceeds from the insurance claim relating to the fire at Stella's facility, offset by capital expenditures.

Net cash used in financing activities amounted to $23 million in 1997 principally due to a decrease in revolving credit borrowings. In 1996, cash used by financing activities of $5 million reflected the impact of normal payments on long-term debt, payments of debt issuance costs and the repurchase from former executives of the Company of senior secured debentures and common stock, offset by increased revolving credit borrowings.

Based upon the above, the net decrease in cash in 1997 and 1996 was $14 million and $14 million, respectively.

As of March 31, 1997, the Company had a cash balance of $24 million. Additionally, the Company has borrowed $57 million under its $125 million Revolving Credit Facility. Outstanding letters of credit of $23 million as of March 31, 1997 also reduce available funds under the facility. Management believes that these funds along with operating cash flows and the collection of the Company's insurance claim resulting from the fire at Stella's facility should be adequate to fund the Company's short term obligations, although there can be no assurances that cash flow will be adequate to meet such obligations. Additionally, the Company will also consider refinancing and additional asset sales to address future liquidity and capital structure issues. In any case, the Company expects that by the year 2000 it will be required to refinance a significant portion of its indebtedness. Currently, the Company has no specific refinancing plans.



PART II - OTHER INFORMATION

Item 8:  Submission of Matters to a Vote of Security Holders

None.

Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index.

(b) The Company did not file any reports on Form 8-K during the first quarter of 1997.




                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   SPECIALTY FOODS CORPORATION
                   ---------------------------
                         (Registrant)
                         ------------

                                   By:


Date:  May 15, 1997                     /s/ Robert L. Fishbune
                                        ----------------------
                                        Robert L. Fishbune
                                        Vice President and
                                         Chief Financial Officer






                           EXHIBIT INDEX


Exhibit
Number             Description of Document


27*                Financial Data Schedule







___________

*Filed Herewith.