Form 10-K
period 1997-12-31
SPECIALTY FOODS CORP
filed 1998-03-31
CIK 912142

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-K


 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997Commission File Number 33-68956

                   SPECIALTY FOODS CORPORATION
     (Exact name of registrant as specified in its charter)

                 Delaware                         75-2488181
        (State or other jurisdiction         (I.R.S. Employer
     of incorporation or organization)       Identification No.)
            520 Lake Cook Road
              Suite 550                        60015
            Deerfield, IL                    (Zip Code)
(Address of principal executive offices)

                                (847) 405-5300
                (Registrant's telephone number, including area code)


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

     Number of shares of common stock outstanding as of March 18, 1998: 100 shares.

     Documents incorporated by reference:  None.

TABLE OF CONTENTS
                                                           Page

PART I

Item 1.     Business                                        3
Item 2.     Properties                                      7
Item 3.     Legal Proceedings                               8
Item 4.     Submission of Matters to a Vote of Security     8
            Holders

PART II

Item 5.     Market for the Registrant's Common Equity and   9
               Related Stockholder Matters
Item 6.     Selected Financial Data                         9
Item 7.     Management's Discussion and Analysis of         10
               Financial Condition and Results of
               Operations
Item 8.     Financial Statements and Supplementary Data     13
Item 9.     Changes In and Disagreements with Accountants   13
               on Accounting and Financial Disclosure

PART III

Item 10.    Directors and Executive Officers of the         14
               Registrant
Item 11.    Executive Compensation                          17
Item 12.    Security Ownership of Certain Beneficial Owners 31
               and Management
Item 13.    Certain Relationships and Related Transactions  33


PART IV

Item 14.    Exhibits, Financial Statement Schedules and     36
               Reports on Form 8-K




This Annual Report or Form 10-K contains forward-looking statements within the meaning of the federal securities laws which reflect the Company's expectations and are based on currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks, uncertainties and events, including, among other factors, weather, economic and market conditions, cost and availability of raw materials, competitive activities or other business conditions.

PART I

Item 1.   Business

Specialty Foods Corporation (SFC), a Delaware corporation, is a leading producer, marketer and distributor of retail bread, cookies and other baked goods in the Midwestern and Western U.S. The Company operates in two primary product groupings: bakery operations and meat operations. The Company's bakery operations include Metz Baking Company (Metz), Mother's Cake & Cookie Co. (Mother's) and Andre-Boudin Bakeries, Inc. (Boudin). The Company's meat operations consist of H&M Food Systems Company, Inc. (H&M), a manufacturer and distributor of specialty meats and meat-based prepared foods to restaurants and food manufacturers. Specialty Foods Acquisition Corporation (SFAC) owns all of the capital stock of SFC. SFAC, SFC and their subsidiaries, including Metz, Mother's, Boudin and H&M, are referred to herein as the Company.


Bakery Operations

The Company's bakery operations (bread, baked goods, cookies and bakery cafes) provide the Company with leading regional positions in multiple segments of the baking industry. The Company operates one of the largest food distribution systems in the U.S. with a network of more than 1,800 direct-store-delivery (DSD) routes across 24 states.

Metz, established in 1922 and headquartered in Deerfield, Illinois, is a leading retail bread company serving a 16 state area of the Midwestern United States. Metz's product line includes breads, buns, rolls and sweet goods. These products are marketed by Metz under the Taystee, Holsum, Old Home, Master, Country Hearth, Egekvist, D'Italiano, Pillsbury and Healthy Choice brand names and numerous private labels. Metz distributes its products through a company-owned direct-store-delivery (DSD) system to retail grocers, club stores, mass merchants, convenience stores and other outlets.

Mother's, founded in 1914 and based in Oakland, California, is the second largest retail cookie producer and distributor in the Western United States. Mother's products are marketed under the Mother's, Mrs. Wheatley's, Bakery Wagon and Marie Lu brand names. Mother's sells its cookie products primarily to retail grocers in 14 states through a DSD system that is primarily company-owned. The company also sells nationally through club stores, mass merchandisers and other outlets.

Boudin, which is based in San Francisco and was founded in the Gold Rush of 1849, is a leading marketer of premium branded specialty breads and bread-related products. Boudin sells most of its products through 44 company owned and operated bakery cafes in California (35), Chicago (7) and Dallas (2). The company also distributes some of its products through its own direct-mail catalog and a limited number of retail grocers.


Meat Operations

H&M, which is based in Fort Worth, Texas, is a leading producer of specialty meats and meat-based prepared foods for restaurants and food manufacturers. H&M's products range from pre-cooked pepperoni, sausage and meat fillings to fully-prepared soups, sauces, tacos and burritos.

Acquisition Strategy

Following the recent divestitures, the Company plans to pursue selective add-on acquisitions of bakery businesses which are contiguous to its existing service areas and to build enterprise value through the realization of significant cost synergies.

The Company's strategy is consistent with many of the other larger companies in the baking industry. In recent years, the retail bread segment has undergone substantial consolidation as several regional competitors (most notably, Interstate Brands, Earthgrains Company and Flowers Industries) have expanded their businesses through the acquisition of small regional companies. This consolidation is being driven by the large cost reduction opportunities available through the combining of manufacturing, distribution and administrative capabilities. The economics of this consolidation have created significant value resulting in sharply improved earnings and stock valuations for the major consolidators.

Management believes that Metz is uniquely positioned to lead the consolidation of the bread industry within and near its core geography of the Midwestern U.S. The Company has identified potential acquisition candidates with a range of synergy opportunities that arise from a combination with Metz.


Divestitures

In 1997, the Company sold its Stella Foods, Inc. (Stella) subsidiary, a leading producer of specialty and Italian cheeses for $405 million (the "Stella Sale"). The Company also sold a Midwestern bakery operation serving restaurant and institutional accounts. The Company currently expects to utilize the proceeds from these divestitures to make investments in its core bakery businesses, including acquisitions. These divestitures have been reported as discontinued operations in the accompanying financial statements.


Financing Structure and 1993 Acquisition

SFC's financing structure at the date of this Report consists of the following: $125 million Revolving Credit Facility at the operating subsidiary level (Revolving Credit Facility); $175 million Term Loan Facility at the SFC level (Term Loan Facility); $225 million of 10 1/4% Senior Notes due 2001 issued by SFC (10 1/4% Senior Notes); $150 million of 11 1/8% Senior Notes due 2002 issued by SFC (11 1/4% Senior Notes); and $200 million of 11 1/4% Senior Subordinated Notes due 2003 at the SFC level (Senior Subordinated Notes). The Company is also a party to an accounts receivable securitization facility pursuant to which the accounts receivable of the Company's operating subsidiaries are transferred to a master trust (Accounts Receivable Facility).
The maximum amount of accounts receivable that could be sold to the Accounts Receivable Facility is $75 million. The Revolving Credit Facility, Term Loan Facility and Accounts Receivable Facility were refinanced in March, 1998. The new Term Loan and Revolving Credit Facilities have a final maturity date of January 31, 2000. The Accounts Receivable Facility also has a final maturity date of January 31, 2000 and begins to amortize on December 15, 1999. In addition, SFAC's financing structure at the date of this Report consists of the following: 13% Senior Secured Discount Debentures due 2005 issued by SFAC with an accreted value at December 31, 1997 of $260.3 million (Senior Debentures); and 11% Senior Subordinated Discount Debentures due 2006 issued by SFAC with an accreted value at December 31, 1997 of $121 million (Subordinated Debentures).

SFAC, SFC and each subsidiary of SFC is a separate corporate entity. The assets of SFC are available first and foremost to satisfy the claims of creditors of SFC and the assets of each subsidiary of SFC are available first and foremost to satisfy the claims of creditors of such subsidiary.

SFAC and SFC were formed in June 1993 to acquire (the
Acquisition) the North American food businesses (the Acquired
Companies or the Predecessor Company) of Beledia N.V., a subsidiary of Artal Group S.A.


Raw Materials

The Company is a major purchaser of flour, sugar, meat, other agricultural products, vegetable oils, and plastic and paper for packaging materials. Although the Company has some long-term contracts, the bulk of such raw materials are purchased on the open market or pursuant to short-term agreements. The prices paid for food product raw materials generally reflect external forces, among which weather conditions and commodity market activities are most significant. Although the prices of the principal raw materials used by the Company can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), such materials are generally in adequate supply and available from numerous sources. Occasionally, and where possible, the Company makes advance purchases of commodities significant to its business in order to lock in what is perceived to be favorable pricing and to protect itself from basic market price fluctuations. The Company seeks to pass through increases in the costs of commodity ingredients to its customers where possible. The Company's ability to do so is dependent primarily upon competitive conditions and pricing methodologies employed in the various markets in which the Company conducts its business.


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


Seasonality, Working Capital

The Company's businesses are moderately seasonal with higher sales, operating profit and cash flows generally occurring in the second, third and fourth quarters of the year. This seasonality is due primarily to higher bread and cookie sales in the summer and fall months, as well as the holiday season.


Customers, Sales and Backlog

No one customer accounts for more than 10% of the Company's net sales. In general, the backlog of orders is not deemed to be significant or material for an understanding of the Company's businesses.

Competition

The Company's products compete in highly competitive lines of business. In particular, the Company's Bakery Operations face intense competition as a result of continued overcapacity in the industry. Competitors include national and numerous regional and local companies. Some of the competitors have greater financial and other resources than the Company, while others have lower fixed costs and greater operating flexibility. The Company does not encounter material foreign competition. Competition is based primarily on price, quality, service and freshness.


Environmental Matters

The past and present business operations of the Company and the past and present ownership and operation of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with federal, state and local environmental laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. No assurance can be given, however, that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.


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


Employees

At December 31, 1997, the Company employed approximately 8,300 persons. Approximately 66% of the Company's labor force are or will be covered by collective bargaining agreements upon completion of current negotiations.


Item 2.   Properties

The Company uses various owned and leased plants, warehouses, and other facilities in its operations. These facilities are located primarily in the Midwest, California and Texas. Management believes that the facilities are suitable and adequate for the conduct of the businesses. The following is a summary of significant facilities that were operated as of December 31, 1997.

                       Number of Facilities
        ------------------------------------------------
           Owned             Leased            Total
          -------           -------           ------
             20               70                90

Substantially all of the Company's owned facilities are subject to mortgages for the benefit of the lenders under the Revolving
Credit Facility.

Item 3.   Legal Proceedings

The Company is involved in litigation matters, including employment and breach of contract matters, arising out of the ordinary course of business. The Company does not believe that any single matter, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations. However, if all or a majority of such matters were adversely decided against the Company, such judgments could have a material adverse effect on the Company's financial condition. The Company does not believe at this time that there is a reasonable possibility that all or a majority of such matters will be decided against the Company. In addition, the Company is party to other claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance that the outcome of the Company's litigation matters will not have a material adverse effect on the Company's results of operations or financial condition.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders of SFAC since the filing by the Company of its last Report on Form 10-Q in November, 1997.

PART II


Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters

There is no public market for the Common Stock of SFC, all of which is held by SFAC.

Certain of the Company's debt agreements contain covenants which restrict or prohibit (with de minimus exceptions) SFC from paying dividends or making other distributions to SFAC. Refer to "Management's Discussion and Analysis of Financial Condition and
Results of Operations" for additional discussion of such restrictions.


Item 6.   Selected Financial Data

The results of operations for 1993 include the results of operations of the Predecessor Company for the period January 1, 1993 to August 16, 1993 and the results of operations of the Company for the period August 17, 1993 to December 31, 1993.

                           (In millions, except per share data)

                          1997     1996     1995     1994      1993
                        ------    ------   ------   ------    ------
Net Sales                $920     $895     $893      $868     $924
                         ----     ----     ----      ----     ----

Income (loss) from       $(58)   $(287)   $(251)     $(55)    $(12)
continuing               ----     -----    -----     -----    ----
operations (1) (2)

Income (loss) from       $156     $(159)   $(19)      $35       $3
discontinued             ----      ----    ----      -----     ----
operations (1) (2) (3)

Total Assets             $528     $543     $998    $1,258   $1,304
                         ----     ----     ----     ----     ----

Long-Term Debt           $754     $835     $832      $802     $772
                         ----     ----     ----      ----     ----

(1) In 1996, the loss from continuing operations included a goodwill write-down of $203 million, while discontinued operations included a goodwill write-down of $152 million. Additionally, a restructuring charge further increased the 1996 loss from continuing operations by $12.2 million.

(2) In 1995, the loss from continuing operations included a goodwill write-down of $204 million, while discontinued operations included a goodwill write-down of $50 million.

(3)  No interest expense is allocated to discontinued operations.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Annual Report or Form 10-K contains forward-looking statements within the meaning of the federal securities laws which reflect the Company's expectations and are based on currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks and uncertainties and events including those in the forepart and elsewhere herein.

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's statements of operations.

                                             1997     1996    1995
                                             ----     ----    ----
Net sales                                   100.0%   100.0%  100.0%
Cost of sales                                55.2     56.0    56.3
                                           ------   ------  ------
     Gross profit                            44.8     44.0    43.7

Operating expenses:
     Selling, distribution, general and
        administrative                       40.5     39.4    36.7
     Amortization of intangible assets        0.2      0.8     1.4
     Restructuring charges                      -      1.4       -
     Goodwill write-down                        -     22.8    22.8
                                           ------   ------  ------
Total operating expenses                     40.7     64.4    60.9
                                           ------   ------  ------
     Operating profit (loss)                  4.1    (20.4)  (17.2)
Interest expense                              9.9     10.5    10.5
Other expenses, net                           0.6      1.1     0.2
                                           ------   ------  ------

     Loss from continuing operations        (6.4)%   (32.0)% (27.9)%
                                           ======   ======   ======


Shown below are the net sales of the Company's operating units for 1996, 1995, and 1994, with percentage increases or decreases based on comparisons to preceding years.

                            (In millions)                  % Change
                            -------------                  --------
                       1997    1996    1995     1997 vs. 1996     1996 vs. 1995
                      -----   -----   -----     -------------     ------------

Bakery Operations     $718    $706    $704             1.7%             .3%
Meat Operations        202     189     189             6.9               -
                     -----   -----   -----           -----           -----

                      $920    $895    $893             2.8%             .2%
                     =====   =====   =====            =====           =====


Results of Operations

     1997 Compared to 1996

Consolidated net sales from continuing operations increased 2.8% to $920 million in 1997 compared to $895 million in 1996. Net sales of the Bakery Operations increased $12 million or 1.7% principally due to increased cafe sales at Boudin's and an additional week of sales due to the Company's fifty-three week year. Net sales of the Meat Operations increased $13 million or 6.9% primarily due to volume gains.

The Company's gross profit margin increased to 44.8% in 1997 from 44.0% in 1996 primarily driven by margin gains at Metz due to lower flour costs.

Selling, distribution, general and administrative expenses increased $20 million or 5.7% in 1997 to $372 million. Selling expenses increased primarily due to increased store personnel for Boudin's new cafes and increased promotional spending at Mother's. Distribution expenses increased due to the inflationary cost increases in the DSD systems at Metz and Mother's. General and administrative expenses decreased primarily due to a reduction in SFC corporate overhead expenses and non-recurring 1996 severance expense related to former senior executives of the Company.

Interest expense in 1997 decreased $3 million or 3.2% to $91 million from $94 million in 1996 principally due to the decreased borrowing under the Revolving Credit Facility.

Other (income) expense, net was $5 million in 1997 compared to $10 million in 1996. The decrease is primarily due to a decrease in the loss on disposals of property, plant, and equipment.

As a result of the above factors and the goodwill write-off of $203 million in 1996, net loss from continuing operations decreased to $58 million in 1997 compared to $287 million in 1996.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

The extraordinary loss of $6 million in 1997 resulted from the write-off of deferred financing costs associated with certain borrowings that were refinanced in the first quarter of 1998 and which are more fully described in Note 12 to the accompanying consolidated financial statements.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations in 1997 and 1996 is calculated as follows:

                                         (In thousands)

                                      1997             1996
                                     -----            -----

Operating profit (loss)             $38,119        $(182,858)
Goodwill write-down                       -          203,304
Property write-downs included
   in restructuring charges               -            7,200
Amortization                          1,423            7,555
Depreciation                         22,926           23,875
                                    --------         --------

                                    $62,468          $59,076
                                    ========         ========



     1996 Compared to 1995

Consolidated net sales from continuing operations increased by $2 million to $895 million in 1996 compared to $893 million in 1995. Excluding the impact of acquisitions and divestitures, net sales increased by $35 million or 4% during the same period. Net sales of the Bakery Operations increased $2 million principally due to price increases in response to increased ingredient costs. Net sales of the Meat Operations were evem with the prior year.

The Company's gross profit margin increased slightly to 44.0% in 1996 from 43.7% in 1995 primarily due to improved margin business of the Meat Operations, partially offset by record high flour costs and an unfavorable mix shift to lower margin new cookie products.

Selling, distribution, and general and administrative expenses increased $24 million or 7.3% to $352 million in 1996. Selling expenses increased due to costs associated with new product introductions and expanded distribution of products at Mother's. Distribution expenses increased primarily due to contractual wage and fringe benefit increases for route sales representatives in the DSD systems at Metz and Mother's. General and administrative expenses increases are attributable to staff upgrades, wage and fringe increases, and severance expenses associated with payments to former senior executives of the Company.

Operating results in 1996 also reflect a write-down of goodwill for $203 million and costs associated with a restructuring program totaling $12 million. These charges are more fully described in Notes 4 and 5, respectively, to the accompanying consolidated financial statements.

Interest expense for 1996 was consistent with 1995.

Other expense, net increased to $10 million in 1996 compared to $2 million in 1995. This increase is primarily due to the loss on disposal of property, plant and equipment related to sale leaseback transactions.

As a result of the above factors, net loss from continuing operations increased to $287 million in 1996 compared to $251 million in 1995.


Liquidity and Capital Resources

The Company's Revolving Credit Facility, Term Loan Facility, and
Accounts Receivable Facility were refinanced in March 1998.  See
Notes 8 and 12 to the attached financial statements.

Net cash used in operating activities totaled $81 million in 1997. The increase in net cash used in operating activities in 1997 was primarily attributable to the increased cash requirements of discontinued operations, payment of accrued pre-acquisition liabilities, restructuring payments, and reductions in accounts payable and accruals. In 1996, cash used by operating activities of $4 million was principally due to the increased loss from continuing operations offset by net cash provided by discontinued operations and a lower level of accounts receivable due to increased funding under the accounts receivable facility. In 1995, cash provided by operating activities of $5 million was driven by income from continuing operations offset by working capital usages principally due to payments of pre-acquisition liabilities.

Net cash provided by investing activities totaled $331 million in 1997. The activity in 1997 was primarily attributable to the net proceeds from the divestiture of business units, offset by capital expenditures. In 1996, cash provided by investing activities of $54 million resulted from the net proceeds from the sale of B&G Foods, Inc. and Burns & Ricker, Inc. and sale leaseback transactions, offset by increased capital expenditures. In 1995, cash used in investing activities of $26 million resulted from capital expenditures and acquisitions.

Net cash used in financing activities amounted to $64 million in 1997 as a paydown of revolving credit borrowings and normal payments on long-term debt were partially offset by an issuance of redeemable preferred stock. In 1996, cash used by financing activities of $3 million were primarily due to payments of long-term debt slightly offset by increased revolver borrowings. In 1995, cash provided by financing activities of $19 million reflects the impact of the issuance of $150 million of 11 1/8% Senior Notes, the establishment of the $175 million Term Loan Facility and borrowings under the Revolving Credit Facility, offset by subsequent repayment of the Company's original term loan facility and original revolving credit facility.

Based upon the above, the net increase (decrease) in cash in 1997, 1996 and 1995 was $186 million, $46 million and ($3)
million, respectively.

As of December 31, 1997, the Company has a cash balance of $235 million and has no borrowings under its $125 million Revolving Credit Facility. Outstanding letters of credit of $6 million as of December 31, 1997 reduce available funds under the facility. Management believes that these funds along with operating cash flows should be adequate to fund the Company's acquisitions, capital expenditures and short term obligations, although there can be no assurances that cash flow will be adequate to meet such obligations. The Company expects that by the year 2000 it will be required to refinance a significant portion of its indebtedness. Currently the Company has no specific refinancing plans.


Year 2000 Issues

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company assessed and is implementing plans to address "Year 2000" issues potentially affecting the operating systems of its subsidiaries. Based on these plans, the Company does not expect that the total dollar amount that it will spend to remediate its Year 2000 issues will be material to the Company's business, operations and financial condition. The Company anticipates that the majority of its Year 2000 remediation efforts will be completed prior to December 31, 1998 and that the balance of its work will be completed in a timely manner prior to December 31, 1999. The Company is not able to determine, however, whether any of its suppliers, lenders or service providers will need to make any such software modifications or replacements or whether the failure to make such software corrections will have an effect on the Company's operations or financial condition.


Item 8.   Financial Statements and Supplementary Data

See Index to Financial Information on page F-1.


Item 9.   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure

None.

PART III


Item 10.   Directors and Executive Officers of the Registrant

Directors
---------
The number of persons presently serving on the Board of Directors of SFC is eleven. Set forth below are the names, ages, other positions and offices held and a brief account of the business experience for each director. All members of the Board of Directors serve until a successor is elected.

Name                Age     Other Positions
------------        ---     --------------
Robert B. Haas      50      Chairman of the Board of SFAC and
                            SFC since their organization and
                            Chairman of the Board of Haas Wheat
                            & Partners Incorporated, a private
                            investment firm, since 1992;
                            Chairman of the Board of Haas &
                            Partners Incorporated, a private
                            investment firm, since 1989.  Mr.
                            Haas also is Chairman of the Board
                            of Playtex Products, Inc. and a
                            Director of Sybron International
                            Corporation.

Thomas J. Baldwin   39      Director of SFAC and SFC since May,
                            1996; Chief Executive Officer of
                            Christmas Corner, Inc. since
                            January, 1995 and President of PB
                            Ventures since July, 1994.  Mr.
                            Baldwin was also Managing Director
                            of Invus Group Ltd. from 1990 until
                            February, 1995.

Lawrence S.         42      Director of SFAC and SFC since
Benjamin                    February, 1997; President and Chief
                            Executive Officer of SFAC and SFC
                            since January, 1997; and President
                            and Chief Executive Officer of
                            Stella (a former subsidiary of the
                            Company) from August, 1994 until
                            December, 1997.  Mr. Benjamin held
                            various positions from 1986 through
                            August, 1994 with operating units of
                            Kraft General Foods, Inc., including
                            President of All American Gourmet
                            Company, Vice President of Kraft
                            Frozen Products Group and Vice
                            President and General Manager of the
                            Specialty Ingredients Unit of Kraft.

J. Taylor Crandall  44      Director of SFAC and SFC since
                            August, 1993; Vice President and
                            Chief Financial Officer of Keystone,
                            Inc. (Keystone) since October, 1986
                            and President, Director and sole
                            stockholder of Acadia MGP, Inc.
                            (managing general partner of Acadia
                            FW Partners, L.P., the sole general
                            partner of Acadia Partners, L.P.
                            (Acadia)) since March, 1992.  Mr.
                            Crandall also is a Director of Bell
                            & Howell Holdings Company,
                            Physicians Reliance Network, Quaker
                            State, Signature Resort, Integrated
                            Orthopedics and Washington Mutual.

Charles J. Delaney   38      Director of SFAC and SFC since
                             August, 1993 and President of UBS
                             Capital L.L.C. (UBS Capital) since
                             January, 1993.  Mr. Delaney joined
                             the Union Bank of Switzerland in
                             May, 1989.  Prior to becoming
                             President of UBS Capital, Mr.
                             Delaney held various management
                             positions with UBS' North American
                             operations.  Mr. Delaney also is a
                             Director of Peoples Telephone
                             Company, Inc.

Jerry M. Meyer      57      Director of SFAC and SFC since June,
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

Andrew J. Nathanson 40      Director of SFAC and SFC since
                            August, 1993 and Managing Director
                            of Donaldson, Lufkin & Jenrette
                            Securities Corporation since
                            January, 1991.  Mr. Nathanson also
                            is a Director of Duane Reade Inc.

David G. Offensend  44      Director of SFAC and SFC since
                            August, 1993 and Founder of Evercore
                            Partners, LLC since October, 1995.
                            Mr. Offensend was also Managing
                            Director of Oak Hill Partners, Inc.
                            and its predecessor from April, 1990
                            to September, 1995; Vice President
                            and Director of Acadia MGP, Inc.
                            from March, 1992 to September, 1995;
                            and Vice President of Keystone from
                            March, 1992 to September, 1995.

Marc C. Particelli  43      Director of SFAC and SFC since
                            November, 1997 and Managing Director
                            of Oak Hill Partners, Inc. since
                            August, 1997.  Mr. Particelli was
                            Principal of Odyssey Partners LP
                            from October, 1995 to August, 1997
                            and Senior Vice President of Booz
                            Allen & Hamilton Inc. prior to
                            October, 1995.

Anthony P. Scotto   51      Director of SFAC and SFC since
                            August, 1993 and Managing Director
                            of Oak Hill Partners, Inc. and its
                            predecessor since March, 1988.  Mr.
                            Scotto also is a Director of Ivex
                            Packaging Corporation and Holophane
                            Corporation.

Douglas D. Wheat    47      Director of SFAC and SFC since
                            August, 1993 and President of Haas
                            Wheat since November, 1992;
                            President of Haas Wheat & Partners
                            Incorporated, a private investment
                            firm, since January, 1995.  Mr.
                            Wheat was Co-Chairman of Grauer &
                            Wheat, Inc., a private investment
                            firm, from April, 1989 to October,
                            1992.  Mr. Wheat also is a Director
                            of Playtex Products, Inc.

Executive Officers

Set forth below are the names, ages, positions held and a brief account of the business experience for each executive officer of SFC and certain executive officers of the Company's subsidiaries who may be deemed executive officers of SFC. No family relationship exists among the identified executive officers. Executive officers of SFAC are elected by and serve at the discretion of the Board of Directors of SFC.

Name                Age     Other Positions
---------------     ---     ---------------
Lawrence S.         42      See Directors.
Benjamin

Robert B. Aiken     35      Vice President, Secretary and
                            General Counsel at SFAC and SFC
                            since February, 1997.  Mr. Aiken was
                            Executive Vice President, Secretary
                            and General Counsel of Metz from
                            October, 1995 to February, 1997 and
                            Vice President and Chief Corporate
                            Counsel of SFAC and SFC from August,
                            1994 through October, 1995.  Prior
                            to August, 1994, Mr. Aiken was in
                            private law practice.

David G. Barrows    40      President and Chief Executive
                            Officer of Boudin since August,
                            1995.  Mr. Barrows was Vice
                            President of Marketing for Sizzler
                            International Inc. from August, 1992
                            until July, 1995.  Mr. Barrows also
                            held various marketing positions
                            with Taco Bell Corp. (including
                            Manager of Strategic Marketing and
                            Director of National Program
                            Development) from 1989 until August,
                            1992.

William D. Day      43      President and Chief Executive
                            Officer of H&M since August, 1997.
                            Mr. Day held various positions with
                            Stella (a former subsidiary of the
                            Company), including Vice President
                            of Operations from January, 1995 to
                            August, 1997.  Prior to 1995, Mr.
                            Day held various positions with
                            Kraft General Foods, Inc.

Robert L. Fishbune  42      Vice President and Chief Financial
                            Officer of SFAC and SFC since May,
                            1996.  Mr. Fishbune was a Partner at
                            Coopers & Lybrand L.L.P. from 1988
                            until May, 1996.

Henry J. Metz       47      Chief Executive Officer of Metz
                            since August, 1993 and President of
                            Metz since February, 1983.  Mr. Metz
                            was also Chief Operating Officer of
                            Metz from 1988 until August, 1993.

Patrick J. O'Dea    36      President and Chief Executive
                            Officer of Mother's since April,
                            1997.  Mr. O'Dea was Vice President
                            - Retail of Stella (a former
                            subsidiary of the Company) from 1995
                            to April, 1997.  Prior to joining
                            Stella, Mr. O'Dea spent 12 years
                            with Procter & Gamble, most recently
                            as Director of Marketing for its
                            Snack Food Business.

John R. Reisenberg  53      Vice President of Human Resources of
                            SFAC and SFC since November, 1993.
                            Mr. Reisenberg held various
                            positions with Kraft Foods from 1969
                            through 1993, including Group Vice
                            President and General Manager -
                            Foodservice and Trademark Licensing
                            from 1987 to 1993 and Group Vice
                            President and Director - Human
                            Resources from 1981 to 1987.



Item 11.   Executive Compensation

Summary Compensation Table

The following table shows compensation for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 of Mr. Benjamin, the President and Chief Executive Officer of SFAC and SFC (CEO), and each of the four most highly compensated executive officers (excluding the CEO) of the Company (including its operating subsidiaries). The Company has an annual bonus plan and a long-term incentive plan pursuant to which executive officers of the Company may participate.


                                                                             Long Term
                              Annual Compensation                          Compensation
                         ----------------------------------       ----------------------
                                                                          Awards
                                                                  -----------------------
                                                                   Restricted  Securities
Name and                                            Other Annual      Stock     Underlying     All Other
Principal              Year   Salary      Bonus     Compensation      Awards   Options/SARs  Compensation
Position               (1)   ($) (1)   ($) (1) (2)       $           ($) (3)    (#) (4)         ($) (5)
-----------            ----  -------   ----------  -------------   ---------  ------------    -----------

Lawrence S. Benjamin   1997   560,000   1,015,000      164,000(10)     -       1,300,000         6,000
President and          1996   320,000      72,000           - (10)     -          50,000         1,000
Chief Executive        1995   283,000     257,000      157,000(10)     -          50,000       197,000
Officer of
SFAC and SFC (6)

Robert B. Aiken        1997   265,000     316,000       97,000(11)      -              -         4,000
Vice President,        1996   166,000      56,000            -(11)      -         35,000             -
Secretary and          1995   123,000      18,000       34,000(11)      -         10,000             -
General Counsel of
SFAC and SFC (7)

Robert L. Fishbune     1997   350,000     298,000      119,000(12)      -              -        26,000
Vice President and     1996   191,000     150,000       88,000(12)      -        100,000        54,000
Chief Financial        1995         -           -            -          -              -             -
Officer of
SFAC and SFC (8)

Henry J. Metz          1997   334,000     251,000            -(13)      -              -        1,000
President and          1996   320,000     240,000       93,000(13)      -         50,000       72,000
and Chief              1995   287,000      15,000            -(13)      -         75,000        1,000
Executive
Officer of Metz

John R. Reisenberg     1997   238,000     149,000       57,000(14)      -              -       10,000
Vice President of      1996   204,000     105,000       62,000(14)      -              -       20,000
Human Resources        1995   183,000      16,000       45,000(14)      -         25,000       26,000
of SFAC and SFC (9)


(1) The table shows compensation received by the named executive officers of the Company during 1995, 1996 and 1997.

(2) Bonus payments for 1997 include amounts that were paid to Messrs. Benjamin, Aiken, Fishbune and Reisenberg pursuant to Divestiture Award Agreements providing for the payment of specified amounts upon the sale of Stella (the Stella Divestiture Agreements). The remaining 1995, 1996 and 1997 payments include annual bonus awards for services rendered in such years that were paid under the incentive bonus plan of SFC and its subsidiaries (the Annual Bonus Plan). The Annual Bonus Plan provides certain key employees of the Company with annual cash awards based upon the financial performance of the Company. This plan is administered by the Compensation Committee of the Board of Directors. Under the provisions of the Annual Bonus Plan, executive officers have target incentive compensation of 50% to 75% of the year's base salary. Mr. Benjamin's 1995 and 1996 awards were based upon the Stella Annual Bonus Plan. $420,000 of Mr. Benjamin's 1997 award was paid pursuant to the Stella Annual Bonus Plan and the balance was paid pursuant to Mr. Benjamin's Stella Divestiture Agreement. Mr. Aiken's 1995 and 1996 awards were paid pursuant to the SFC and Metz Annual Bonus Plans, respectively, and his 1997 award was paid pursuant to his Stella Divestiture Agreement. Mr. Fishbune's 1996 award was based upon the SFC Annual Bonus Plan and his 1997 award was paid pursuant to his Stella Divestiture Agreement. Mr. Metz's 1995, 1996 and 1997 awards were all paid pursuant to the Metz Annual Bonus Plans. Mr. Reisenberg's 1995 and 1996 awards were paid pursuant to the SFC Annual Bonus Plan and his 1997 award was paid pursuant to his Stella Divestiture Agreement. In 1997, Messrs. Benjamin, Aiken, Fishbune and Reisenberg each received seventy-five percent (75%) of the amounts owing to them under the Stella Divestiture Agreements. The remaining balances of $201,000, $100,000, $100,000 and $54,000 for
     Messrs. Benjamin, Aiken, Fishbune and Reisenberg, respectively, were paid in March, 1998.

(3) In 1995, SFAC sold shares of restricted stock to each of the following named executive officers in the amounts set forth opposite their respective names: Mr. Benjamin, 139,578 shares; Mr. Aiken, 20,000 shares; Mr. Metz, 125,000 shares and

     Mr. Reisenberg, 100,000 shares. All such shares of restricted stock were sold at a price of $.726703211 per share. In 1996 and 1997, no shares of restricted stock were sold to any of the named executive officers. In June, 1997, Mr. Benjamin, Mr. Aiken, Mr. Metz and Mr. Reisenberg reconveyed to SFAC 67,105; 8,000; 50,000 and 40,000 shares, respectively, at the original sale price of $.726703211 per share. Due to the fact that the Common Stock is not publicly traded, it is not possible to calculate a precise value for the restricted stock. SFAC has no present intention to pay dividends on such shares. On each of January 20, 1995, February 22, 1995, June 13, 1995, July 28,
     1995, September 21, 1995, October 15, 1995, February 21, 1996, and May 15, 1996, the Board of Directors of SFAC determined that a per share price of $.726703211 was not greater than the fair market value of the Common Stock. On August 14, 1996, the Board of Directors of SFAC determined that a per share price of $.726703211 was equal to the fair market value of the Common Stock. Accordingly, the dollar value of the restricted stock awards made to each of the named executive officers equals the consideration paid by the named executive officers. As of December 31, 1997, the aggregate number of shares of restricted stock and the value therefor, net of consideration paid, for such shares held by each executive officer named in the Summary Compensation Table was as follows: Mr. Benjamin, 76,771 shares, $0; Mr. Aiken, 44,231 shares, $0; Mr. Fishbune, 0 shares, $0; Mr. Metz, 1,032,750 shares, $0; and Mr. Reisenberg, 116,188 shares, $0.

(4) In 1995, options were granted under the SFAC 1994 Stock Option Plan (SFAC Stock Option Plan) and the SFAC 1994 Performance Stock Option Plan for Certain Employees (Stock
     LTIP) in the following amounts: Mr. Benjamin, options for 50,000 shares under the Stock Option Plan and no options under the Stock LTIP; Mr. Aiken, options for 20,000 shares under the Stock Option Plan and no options under the Stock LTIP; Mr. Metz, options for 75,000 shares under the Stock Option Plan and no options under the Stock LTIP; and Mr. Reisenberg, options for 25,000 shares under the Stock Option Plan and no options under the Stock LTIP. In 1996, options were granted under the SFAC Stock Option Plan in the following amounts: Mr. Benjamin, options for 50,000 shares under the Stock Option Plan and no options under the Stock LTIP; Mr. Aiken, options for 35,000 shares under the Stock Option Plan and no options under the Stock LTIP; Mr. Fishbune, options for 100,000 shares under the Stock Option Plan and no options under the Stock LTIP; Mr. Metz, options for 50,000 shares under the Stock Option Plan and no options under the Stock LTIP; and Mr. Reisenberg, no options under the Stock Option Plan or the Stock LTIP. In 1997, options for 300,000 shares were granted to Mr. Benjamin under the Stock Option Plan and options for 1,000,000 shares were granted to Mr. Benjamin under the terms of his Employment Agreement. No other stock options were granted to any of the named executive officers in 1997. See "Item 11 Executive Compensation - Stock Option and Long Term Performance Related Incentive Plans" for a description of the terms and conditions of the SFAC Stock Option Plan and Stock LTIP.

(5) The amounts set forth for 1995 include life insurance premiums on behalf of Messrs. Benjamin, Metz and Reisenberg and reimbursement of $196,000 of moving and relocation expenses to Mr. Benjamin and $26,000 of moving and relocation expenses to Mr. Reisenberg. The amounts set forth for 1996 include life insurance premiums on behalf of Messrs. Benjamin, Fishbune, Metz and Reisenberg, reimbursement of $53,000 of moving and relocation expenses to Mr. Fishbune, reimbursement of $71,000 of moving and relocation expenses to Mr. Metz, and personal financial planning services for Messrs. Fishbune and Reisenberg. The amounts set forth for 1997 include life insurance premiums on behalf of Messrs. Benjamin, Aiken, Fishbune, Metz and Reisenberg, personal financial planning services for Messrs. Benjamin, Aiken, Fishbune and Reisenberg, and reimbursement of $18,000 of moving and relocation expenses for Mr. Fishbune.

(6) Mr. Benjamin served as the President and Chief Executive Officer of Stella from August, 1994 to December, 1997. Additionally, Mr. Benjamin assumed the duties of President and Chief Executive Officer of SFAC and SFC in January, 1997.

(7) Mr. Aiken served as the Vice President and Chief Corporate Counsel of SFC and SFAC from August, 1994 through October, 1995. In October, 1995, Mr. Aiken assumed the duties of Executive Vice President, Secretary and General Counsel of Metz and in February, 1997, Mr. Aiken was named Vice President, Secretary and General Counsel of SFC and SFAC.

(8) Mr. Fishbune joined the Company in May 1996, and, therefore, did not receive any compensation from the Company in 1995.

(9)  Mr. Reisenberg has served as the Vice President - Human
     Resources of the Company since January 1994.

(10) The amounts set forth for Mr. Benjamin in 1995 reflect $144,000 of tax reimbursement payment made to Mr. Benjamin in 1995 in connection with moving and relocation expenses. No amounts are set forth for Mr. Benjamin in 1996 because the dollar amount of perquisites and other personal benefits received by Mr. Benjamin in 1996 falls below the reporting threshold established by the SEC. Currently, disclosure is required only when the aggregate value of perquisites and other personal benefits exceeds the lesser of $50,000 or ten percent of total salary and bonus. The amounts set forth for Mr. Benjamin in 1997 reflect $83,000 of contributions paid on Mr. Benjamin's behalf by SFC to a retirement account maintained by Mr. Benjamin (the terms and conditions of which are more fully described in this section under the subheading "Executive Retirement Accounts Maintained by Certain HQ Employees"), $68,000 of tax reimbursement payments made to Mr. Benjamin in 1997, and a $13,000 car allowance paid to Mr. Benjamin in 1997.

(11) The amounts set forth for Mr. Aiken in 1995 reflect $22,000 of contributions paid on Mr. Aiken's behalf by SFC to a retirement account maintained by Mr. Aiken (the terms and conditions of which are more fully described in this section under the subheading "Executive Retirement Accounts Maintained by Certain HQ Employees") and $12,000 of tax reimbursement payments made to Mr. Aiken in 1995. No amounts are set forth for Mr. Aiken in 1996 because the dollar amount of perquisites and other personal benefits received by Mr. Aiken in 1996 falls below the reporting threshold established by the SEC. Currently, disclosure is required only when the aggregate value of perquisites and other personal benefits exceeds the lesser of $50,000 or ten percent of total salary and bonus. The amounts set forth for Mr. Aiken in 1997 reflect $46,000 of contributions paid on Mr. Aiken's behalf to a retirement account maintained by Mr. Aiken, $39,000 of tax reimbursement payments made to Mr. Aiken in 1997 and a $12,000 car allowance paid to Mr. Aiken in 1997.

(12) The amounts set forth for Mr. Fishbune in 1996 reflect $29,000 of contributions paid on Mr. Fishbune's behalf by SFC to a retirement account maintained by Mr. Fishbune (the terms and conditions of which are more fully described in this section under the subheading "Executive Retirement Accounts Maintained by Certain HQ Employees"), $23,000 of tax reimbursement payments made to Mr. Fishbune in 1996, and a $20,000 tax reimbursement payment made to Mr. Fishbune in 1996 in connection with moving and relocation expenses. The amounts set forth for Mr. Fishbune in 1997 reflect $54,000 of contributions paid on Mr. Fishbune's behalf to a retirement account maintained by Mr. Fishbune, $53,000 of tax reimbursement payments made to Mr. Fishbune in 1997 and a $13,000 car allowance paid to Mr. Fishbune in 1997.

(13) No amounts are set forth for Mr. Metz in 1995 or 1997 because the dollar amount of perquisites and other personal benefits received by Mr. Metz in such years falls below the reporting threshold established by the SEC. Currently, disclosure is required only when the aggregate value of the perquisites and other personal benefits exceeds the lesser of $50,000 or ten percent of total salary and bonus for any such year. The amounts set forth for Mr. Metz in 1996 reflect $54,000 of tax reimbursement payments in 1996 in connection with moving and relocation expenses, and $39,000 for personal use of Metz's airplane.

(14) The amounts set forth for Mr. Reisenberg in 1995 reflect $18,000 of contributions paid on Mr. Reisenberg's behalf by SFC to a retirement account maintained by Mr. Reisenberg (the terms and conditions of which are more fully described in this section under the subheading "Executive Retirement Accounts Maintained by Certain Headquarter (HQ) Employees"), $14,000 of tax reimbursement payments made to Mr. Reisenberg in 1995 and a $13,000 car allowance paid to Mr. Reisenberg in 1995. The amounts set forth for Mr. Reisenberg in 1996 reflect $20,000 of contributions paid on Mr. Reisenberg's behalf by SFC to a retirement account maintained by Mr. Reisenberg, $29,000 of tax reimbursement payments made to Mr. Reisenberg in 1996 and a $13,000 car allowance paid to Mr. Reisenberg in 1996. The amounts set forth for Mr. Reisenberg in 1997 reflect $21,000 of contributions paid on Mr. Reisenberg's behalf to a retirement account maintained by Mr. Reisenberg, $23,000 of tax reimbursement payments made to Mr. Reisenberg in 1997 and a $13,000 car allowance paid to Mr. Reisenberg in 1997.

Options/SARs Grant Table

The following table sets forth individual grants of stock options made to the named executive officers during the fiscal year ended
December 31, 1997.  See "Option Repricings".


                     Option/SAR Grants in Last Fiscal Year
                     -------------------------------------

                            Individual Grants                                  Potential Realizable Value
                            ----------------                                   Assumed Annual Rates of
                                                                               Stock Price Appreciation
                                                                               for Option Term (3)
                                                                               --------------------------

               Number of
               Securities       % of Total
               Underlying       Options/SARs
               Options/SARs     Granted to       Exercise or
               Granted          Employees in      Base Price   Expiration
Name             (#)             Fiscal Year         ($/Sh)       Date      5% ($)    10% ($)
----          ------------      ------------     -----------   ----------  -------    -------


Lawrence S.    1,300,000 (1)       100%          $0.021322 (2)    (2)        $917      $1,394
Benjamin
President and
Chief Executive
Officer of
SFAC and SFC

Robert B. Aiken        -             -               -              -         -           -
Vice President,
Secretary and
General Counsel of
SFAC and SFC

Robert L.Fishbune      -             -               -              -          -           -
Vice President and
Chief Financial
Officer of
SFAC and SFC

John R. Reisenberg     -             -               -              -          -           -
Vice President of
Human Resources of
SFAC and SFC

Henry J. Metz          -             -               -              -           -          -
President and
Chief Executive
Officer of Metz



(1) Mr. Benjamin received the following grants of options to purchase shares of SFAC Common Stock in 1997: options for 300,000 shares issued on October 25, 1997 pursuant to the SFAC Stock Option Plan and options for 1,000,000 shares issued pursuant to that certain Stock Option Agreement dated as of October 27, 1997 between SFAC and Mr. Benjamin. These options granted to Mr. Benjamin have an expiration date of October 25, 2007 and October 27, 2007, respectively. See "Section 11 Executive Compensation - Stock Option and Long Term Performance Related Incentive Plans" for the terms and conditions of the SFAC Stock Option Plan.

(2) All options were granted at an exercise price of $0.021322 per share of Common Stock which the Board of Directors of SFAC determined to be the fair market value of the Common Stock on the date of grant. Due to the fact that the Common Stock is not publicly traded, it is not currently possible to calculate a precise value for the Common Stock. On each of October 28, 1997 and October 30, 1997, the Board of Directors of SFAC determined that a per share price of $0.021322 is not below the fair market value of the Common Stock.

(3) These amounts represent certain assumed annual rates of appreciation calculated from the exercise prices, as required by the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Options/SARs Exercised In Last Fiscal Year And Year-
End Option/SAR Values

The following table sets forth for the named executive officers aggregated information concerning each exercise of stock options during the fiscal year ended December 31, 1997 and the fiscal year-end value of unexercised, in-the-money options.

                                                  Number of
                                                  Securities              Value of
                                                  Underlying             Unexercised
                                                  Unexercised            In-the-Money
                                           Options/SARs at     Options/SARs at
                                        Fiscal Year-End (#)  Fiscal Year-End ($)
              Shares Acquired     Value        Exercisable/       Exercisable/
Name           on Exercise (#)   Realized ($) Unexercisable(1)    Unexercisable
----          ---------------    -----------  ---------------  -----------------



Lawrence S.            0             0           575,000/925,000           (2)
Benjamin President
and Chief
Executive
Officer of
SFAC and SFC


Robert B. Aiken        0            0             58,750/11,250            (2)
Aiken Vice President
and General Counsel
of SFAC and SFC

Robert L. Fishbune     0            0             75,000/25,000            (2)
Vice President
and Chief Financial
Officer of
SFAC and SFC

John R. Reisenberg     0            0             118,750/6,250            (2)
Reisenberg Vice
President of
Human Resources of
SFAC and SFC

Henry J. Metz          0            0            153,750/31,250            (2)
President and Chief
Executive Officer of
Metz


(1)  Options to purchase Common Stock.

(2) All of the options listed in this table have an exercise price of $0.021322 per share of Common Stock. Due to the fact that the Common Stock is not publicly traded, it is not currently possible to calculate a precise value for the Common Stock. In October 1997, the Board of Directors of SFAC realized that certain previously granted stock options had exercise prices which exceeded the fair market value of the Common Stock. In view of the diminished value, the Board of Directors of SFAC determined that adjusting the exercise price of stock options previously awarded to existing employees (including the named executive officers) was in the best interests of the Company. On October 30, 1997, the Board of Directors of SFAC repriced the exercise price of existing options from $0.726703211 to $0.021322 per share of Common Stock, which the Board of Directors of SFAC determined was not below the fair market value of the Common Stock. See "Option Repricings".

Options/SARs Repricing Table

The following table provides information concerning all repricings of stock options of all executive officers since 1993 (when the Company became subject to the reporting requirements of the Exchange Act). Effective January 1, 1994, SFAC adopted the 1994 Stock Option Plan (as may be amended and restated, the Stock Option Plan). Historically, the exercise price per share of incentive stock options equals or exceeds the fair market value of the Common Stock on the date of grant. In October 1997, the Board of Directors of SFAC realized that certain previously granted stock options had exercise prices which exceeded the fair market value of the Common Stock. In view of the diminished value, the Board of Directors of SFAC determined that adjusting the exercise price of stock options previously awarded to the named executive officers was in the best interests of the Company. On October 30, 1997, the Board of Directors of SFAC repriced the exercise price of existing options from $0.726703211 to $0.021322 per share of Common Stock, which the Board of Directors of SFAC determined was not below fair market value.

                                                 Ten-Year Option/SAR Repricings
                                 -----------------------------------------------------------------

                                                                                         Length of
                                                                                          Original
                                              Market                                       Option
                                             Price of       Exercise                        Term
                               Number of     Stock at       Price at                      Remianing
                              Options/SARs    Time of        Time of         New         at Date of
                              Repriced or   Repricing or   Repricing or    Exercise     Repricing or
Name                  Date     Amended (#)   Amendment       Amendment       Price        Amendment
----                  ----    -----------   ----------     -----------     --------    --------------
                                                ($)             ($)             ($)

Lawrence S. Benjamin  10/30/97  200,000         (1)             (2)          (1)           (3)
President and
Chief Executive
Officer of
SFAC and SFC

Robert B. Aiken       10/30/97   70,000         (1)             (2)          (1)            (4)
Vice President,
Secretary and
General Counsel of
SFAC and SFC

Robert L. Fishbune    10/30/97  100,000         (1)             (2)          (1)            (5)
Vice President and
Chief Financial
Officer of
SFAC and SFC

Henry J. Metz         10/30/97  185,000         (1)             (2)          (1)            (6)
President and
Chief Executive
Officer of Metz

John R. Reisenberg    10/30/97  125,000         (1)             (2)          (1)            (7)
Vice President of
Human Resources for
SFAC and SFC


(1) Due to the fact that the Common Stock is not publicly traded, it is not currently possible to calculate a precise value for the Common Stock. The new exercise price is $0.021322 per share. The Board of Directors of SFAC determined at the time of the option repricing that a per share price of $0.021322 is not below the fair market value of the Common Stock.

(2) The original exercise price for all of the outstanding options at the time of the repricing was $0.726703211 per share.

(3) Of the 200,000 options held by Mr. Benjamin that were repriced, 100,000 have a term expiring on 2/1/04, 50,000 have a term expiring on 2/1/05, and 50,000 have a term expiring on 2/1/06.

(4) Of the 70,000 shares held by Mr. Aiken that were repriced, 25,000 have a term expiring on 2/1/04, 10,000 have a term expiring on 2/1/05 and 35,000 have a term expiring on 2/1/06.

(5) All 100,000 options held by Mr. Fishbune that were repriced have a term expiring on 2/1/06.

(6) Of the 185,000 options held by Mr. Metz that were repriced, 60,000 have a term expiring on 2/1/04, 75,000 have a term expiring on 2/1/05 and 50,000 have a term expiring on 2/1/06.

(7) Of the 125,000 options held by Mr. Reisenberg that were repriced, 100,000 have a term expiring on 2/1/04 and 25,000 have a term expiring on 2/1/05.


Long-Term Incentive Plans (LTIP) - Awards in Last Fiscal Year

The following table sets forth each award made to the named executive officers under any long-term incentive plan during the fiscal year ended December 31, 1997.

                                                                Estimated Future Payouts
                                                                    Under Nonstock
                                                                    Price-Based Plans
                                                                    -----------------

                                            Performance or Other
                          Number of Shares,    Period Until
                             Units or           Maturation    Threshold  Target  Maximum
Name                     Other Rights (#)(1)     or Payout       ($)       ($)     ($)
----                     ------------------     ----------    ---------  ------  -------

Headquarters LTIP
-----------------

Lawrence S. Benjamin        0 Units                 (2)           0         (5)      (5)
President and
Chief Executive
Officer of
SFAC and SFC

Robert B. Aiken             0 Units                 (2)           0         (5)      (5)
Vice President and
General Counsel of
SFAC and SFC

Robert L. Fishbune          0 Units                 (2)           0         (5)      (5)
Vice President and
Chief Financial
Officer of
SFAC and SFC

John R. Reisenberg          0 Units                 (2)           0         (5)      (5)
Vice President of
Human Resources of
SFAC and SFC

Mother's LTIP
-------------

Lawrence S. Benjamin       3 Units                  (3)           0         (6)      (6)
President and
Chief Executive
Officer of
SFAC and SFC

Metz LTIP
---------

Henry J. Metz     0 Units                (4)           0         (7)        (7)
President and
Chief
Executive
Officer of
Metz


(1) This column contains the number of performance units granted to each of the named executive officers in 1997 under the terms of the SFC Long Term Incentive Compensation Plan (Headquarters LTIP), the Mother's Long-Term Incentive Plan (Mother's LTIP) and the Metz Long-Term Incentive Plan (Metz
     LTIP). Under the terms of the Headquarters LTIP, each performance unit represents the right to receive 0.1% of the ultimate cash award under the Headquarters LTIP. Under the terms of the Mother's LTIP, each performance unit represents the right to receive 1.0% of the Value Increase Amount (the amount by which the total value of Mother's (as determined in accordance with the Mother's LTIP) exceeds a threshold amount). Under the terms of the Metz LTIP, each performance unit represents the right to receive 0.1% of the ultimate cash award under the Metz LTIP.

(2) Under the Headquarters LTIP, payment is conditional upon the achievement by each of Metz and H&M of specified consolidated EBITDA (income from operations, plus depreciation of property, plant and equipment and amortization of intangible assets) targets in fiscal 1998, or earlier in the event of a change of control. The awards, if and to the extent earned, will vest in two installments:
     40% of the total award will vest for participants employed by SFC or one of its subsidiaries on January 15, 1999, and the remaining 60% will vest for participants in the employ of SFC or one of its subsidiaries on January 15, 2000. Payments of vested amounts will be made on March 31, 1999 and March 31, 2000. In the event of a change of control of SFC, Metz or H&M, the portion of the LTI award related to such subsidiary shall vest and be paid 90 days after such change of control.

(3) Under the Mother's LTIP, the amount of payment is based upon the total value of Mother's as determined on December 31, 2000, or earlier in the event of a change of control. The awards, if and to the extent earned, will be paid on March 31, 2001 or within 90 days of an earlier change of control.

(4) Under the Metz LTIP, payment is conditional upon the achievement by Metz of specified consolidated EBITDA targets in fiscal 1998, or earlier in the event of a change of control. The awards, if and to the extent earned, will vest in two installments: 40% of the total award will vest for participants employed by SFC or one of its subsidiaries on January 15, 1999, and the remaining 60% will vest for participants in the employ of SFC or one of its subsidiaries on January 15, 2000. Payments of vested amounts will be made on March 31, 1999 and March 31, 2000. In the event of a change of control of Metz, the awards shall vest and be paid 90 days after such change of control.

(5) Under the Headquarters LTIP, an aggregate award of up to $5.7 million will be made available to all participants to the extent the EBITDA of Metz and H&M for fiscal 1998 exceeds the 1998 EBITDA targets for Metz and H&M by 15%. Awards will be pro-rated between 25% and 100% pay-outs based upon the actual 1998 EBITDA of Metz and H&M to the extent that such actual EBITDA equals exceeds the 1998 targets, but is less than 115% of the 1998 targets.

(6) Under the Mother's LTIP, there is no target or maximum pay-out amount. The amount of the payment is based upon the Value Increase Amount on December 31, 2000, or earlier in the event of a change of control. Under the terms of the Mother's LTIP, Units representing up to 9.25% of the Value Increase Amount may be issued to management employees of Mother's and the CEO of the Company.

(7) Under the Metz LTIP, an aggregate award of up to $13 million will be made available to all participants to the extent the EBITDA of Metz for fiscal 1998 exceeds the 1998 EBITDA targets for Metz by 15%. Awards will be pro-rated between 25% and 100% pay-outs based upon the actual 1998 EBITDA of Metz to the extent that such actual EBITDA equals or exceeds the 1998 target, but is less than 115% of the 1998 target.


Metz-Mother's Cake & Cookie Company Consolidated Pension Plan for
  Non-Union Employees

The following table indicates the estimated annual benefits payable upon retirement to each of Mr. Metz and Mr. O'Dea for the specified compensation and years of service classifications under the Metz-Mother's Cake & Cookie Company Consolidated Pension Plan for Non-Union Employees (Pension Plan), as of December 31, 1997, assuming that Messrs. Metz and O'Dea remain in service with Metz or Mother's until their retirement. Messrs. Metz and O'Dea are the only named executive officers participating in the Pension Plan.


Pension Plan Table For The Pension Plan


 Annual Final
   Average
 Compensation                  Years of Service
-------------    --------------------------------------------


                 15        20         25        30         35
                 --        --         --        --         --

   125,000    $24,347   $32,962    $41,578   $50,193    $50,193

   150,000    $29,765   $40,287    $50,809   $61,331    $61,331

   175,000    $34,399   $47,033    $59,667   $72,301    $72,301

   200,000    $38,443   $52,983    $67,523   $82,064    $82,064

   225,000    $42,487   $58,933    $75,380   $91,826    $91,826

   250,000    $44,240   $61,513    $78,786   $96,059    $96,059

   300,000    $44,240   $61,513    $78,786   $96,059    $96,059

   350,000    $44,240   $61,513    $78,786   $96,059    $96,059

   400,000    $44,240   $61,513    $78,786   $96,059    $96,059

   450,000    $44,240   $61,513    $78,786   $96,059    $96,059

   500,000    $44,240   $61,513    $78,786   $96,059    $96,059



"Compensation" under the Pension Plan generally refers to total annual cash compensation (up to $160,000 for 1997, as limited by the Code section 401(a)(17)), including pre-tax salary deferrals, but excluding certain specified items such as compensation received under the Metz Long-Term Incentive Compensation Plan, the Mother's Long-Term Incentive Compensation Plan, the Metz Annual Bonus Incentive Plan and the Mother's Annual Bonus Incentive Plan.

Although the amount reported as annual compensation for Messrs. Metz and O'Dea in the Summary Compensation table is $585,000 and $518,000, respectively, the amount covered compensation under the Plan in 1997 for each of them was $160,000 (as limited by Code section 401(a)(171). As of December 31, 1997, Mr. Metz had approximately 26 years of credited service under the Pension Plan and Mr. O'Dea had less than one year of credited service under the Pension Plan. Benefits are computed on a straight life annuity basis and are not subject to deduction for Social Security or other offset amounts.


Certain Employment Arrangements

Employment Agreement with Mr. Benjamin

SFAC and SFC entered into an Amended and Restated Executive Employment Agreement with Mr. Benjamin effective January 1, 1997. The Employment Agreement for Mr. Benjamin provides for the initial term of employment to end December 31, 1999, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by SFAC or SFC or Mr. Benjamin upon six months' prior notice. The Employment Agreement provides for an initial base salary of $560,000 and an annual target bonus of 75% of base salary upon attainment by the Company of specified EBITDA targets.

In 1997, Mr. Benjamin was granted options to purchase an aggregate of 1,300,000 of Common Stock (300,000 shares pursuant to the Stock Option Plan and 1,000,000 shares pursuant to a Stock Option Agreement dated October 27, 1997). These options will vest (and therefore become and remain exercisable) and will be exercisable at a price of $0.021332 per share on the dates set forth below: 325,000 shares vested by October 25, 1997; 75,000 shares vested by February 1, 1998; 250,000 shares vest by October 25, 1998; 75,000 shares vest by February 1, 1999; 250,000 shares vest by October 25, 1999; 75,000 shares vest by February 1, 2000 and 250,000 shares vest by October 25, 2000. All of the foregoing options expire on October 25, 2007.

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

Employment Agreement with Mr. Fishbune

SFAC and SFC entered into an Executive Employment Agreement with Mr. Fishbune effective May 13, 1996, as amended. The Employment Agreement for Mr. Fishbune provides for the initial term of employment to end December 31, 1999, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by SFAC or SFC or Mr. Fishbune upon six months' prior notice. The Employment Agreement provides for a 1997 base salary of $365,000 and an annual target bonus of 50% of base salary upon attainment by the Company of specified EBITDA targets.

Pursuant to the Employment Agreement, Mr. Fishbune has been granted options pursuant to the SFAC Stock Option Plan to purchase 100,000 shares of Common Stock. These options will vest (and therefore become and remain exercisable) over time so that all such options will be vested by February 1, 1999. These options, once vested, will be exercisable until February 1, 2006 at a price of $0.021332 per share.

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

Employment Agreement with Mr. Aiken

SFAC and SFC entered into an Executive Employment Agreement with Mr. Aiken effective March 1, 1997. The Employment Agreement for Mr. Aiken provides for the initial term of employment to end December 31, 1999, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by SFAC or SFC or Mr. Aiken upon six months' prior notice. The Employment Agreement provides for an initial base salary of $275,000 and an annual target bonus of 50% of base salary upon attainment by the Company of specified EBITDA targets.

Mr. Aiken's Employment Agreement also provides that Mr. Aiken may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options and/or his termination in connection with a change of control of SFAC or SFC. These payments are limited in some circumstances to the tax savings actually realized by SFAC or SFC and in other circumstances by various dollar amounts.

Mr. Aiken has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in his Employment Agreement.

Employment Agreement with Mr. Reisenberg

SFAC and SFC entered into an Executive Employment Agreement with Mr. Reisenberg effective January 1, 1994, as amended. The Employment Agreement for Mr. Reisenberg provides for the initial term of employment to end December 31, 1999, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by SFAC or SFC or Mr. Reisenberg upon six months' prior notice. The Employment Agreement provides for an initial base salary of $250,000 and an annual target bonus of 50% of base salary upon attainment by the Company of specified EBITDA targets.

Mr. Reisenberg's Employment Agreement also provides that Mr. Reisenberg may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options and/or his termination in connection with a change of control of SFAC or SFC. These payments are limited in some circumstances to the tax savings actually realized by SFAC or SFC and in other circumstances by various dollar amounts.

Mr. Reisenberg has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in his Employment Agreement.

Executive Retirement Accounts Maintained by Certain Headquarter
(HQ) Employees

Certain HQ employees, including Messrs. Benjamin, Aiken and Fishbune have established retirement accounts into which they contribute up to 15% of base pay (on an after-tax basis) to annuity or money market funds. The Company provides certain contributions to each employee's retirement account and reimbursement for the tax impact incurred by participating employees on all contributions made in connection with the plan.


Stock Option and Long Term Performance Related Incentive Plans

1994 Stock Option Plan

Effective January 1, 1994, SFAC adopted the 1994 Stock Option Plan, which was amended and restated in February, 1995 (the Stock Option Plan). An aggregate of 5,852,917 shares may be subject to options granted under the Stock Option Plan. Options may be granted to key employees (including officers and directors) and consultants of SFAC and its operating subsidiaries. Options granted under the Stock Option Plan may either be non-qualified stock options (NQSOs) or incentive stock options (ISOs).

Generally, options for employees of the operating subsidiaries will become eligible for grant in five installments during fiscal years 1994-1998. The last four tranches will be granted only if and to the extent 1994-1997 EBITDA targets are attained. The Compensation Committee (the Committee) of the Board of Directors of SFAC (the SFAC Board), which has been appointed by the SFAC Board to administer the Stock Option Plan, has discretion to establish and adjust targets and award levels.

The option term will generally be 10 years. The exercise price per share of ISOs will equal or exceed the fair market value of the Common Stock on the date of grant. The exercise price per share of NQSOs may be below such fair market value.

Headquarters Long Term Incentive Compensation Plan

In 1997, the Company adopted the SFC Amended and Restated Long-Term Incentive Compensation Plan (the Headquarters LTIP). The payment of awards under the Headquarters LTIP is conditional on the achievement of Metz and H&M of consolidated EBITDA in fiscal 1998 in excess of a specified 1998 consolidated EBITDA target for each such subsidiary of the Company. The Committee (which has been appointed by the Board of the Company to administer the Headquarters LTIP) may, in its discretion, grant performance under the Headquarters LTIP to Company employees. Up to 1,000 Metz performance units and 1,000 H&M performance units are available for grants under the Plan. Each performance unit represents the right to receive 0.1% of the ultimate cash award pool for Metz and H&M, respectively.

The maximum award pool under the Headquarters LTIP is $5.7 million; of which $4.4 million relates to Metz and $1.3 million relates to H&M. The awards, if and to the extent earned, will vest in two installments: 40% of the total award will vest for participants employed by the Company or one of its subsidiaries on January 15, 1999, and the remaining 60% will vest for participants employed by the Company or one of its subsidiaries on January 15, 2000. Payments of vested amounts will be made on March 31, 1999 and March 31, 2000. In the event of a change of control, the awards shall vest and be paid within 90 days.

Long-Term Incentive Plans of Metz and Mother's

The Company also adopted the Metz Long-Term Incentive
Compensation Plan in 1997.

The payment of awards under the Metz LTIP is conditional upon the achievement by Metz of consolidated EBITDA in fiscal 1998 in excess of a 1998 consolidated EBITDA target. The Committee (which has been appointed by the Board of the Company to administer the Metz LTIP) may, in its discretion, grant up to 1,000 performance units under the Metz LTIP to Metz employees. Each performance unit represents the right to receive 0.1% of the ultimate cash award pool of $13 million. The awards, if and to the extent earned, will vest in two installments: 40% of the total award will vest for participants employed by the Company or one of its subsidiaries on January 15, 1999, and the remaining 60% will vest for participants in the employ of the Company or one of its subsidiaries on January 15, 2000. Payments of vested amounts will be made on March 31, 1999 and March 31, 2000. In the event of a change of control of Metz, the awards shall vest and be paid in 90 days.

Under the Mother's LTIP, the amount of any awards, if and to the extent earned, that are paid will be based upon the amount by which the total value of Mother's (as determined in accordance with the Plan) exceeds a threshold amount (the Mother's Value Increase Amount). The Committee (which has been appointed by the Board of the Company to administer the Mother's LTIP) may, in its discretion, grant up units under the Mother's LTIP to Mother's management employees representing the right to receive up to an aggregate of 6.25% of the Mother's Value Increase Amount. The CEO of the Company also has the right to receive units equal to another 3% of the Mother's Value Increase Amount. The award amounts will be determined based upon the Mother's Value Increase Amount on December 31, 2000, or earlier in the event of a change of control. Such awards, if and to the extent earned, will be paid on March 31, 2001, or earlier in the event of a change of control.

Deferred Bonus Plans

Certain of the executive officers and other key employees of the Company and its subsidiaries, including Messrs. Benjamin, Aiken, Fishbune, Metz and Reisenberg, have entered into Deferred Bonus Agreements with the Company. Under the terms of these Deferred Bonus Agreements, an employee would be entitled to receive a deferred bonus payment in an amount equal to the cumulative cash bonus payments that such participant has received (or will receive) under the Annual Bonus Plans of the Company and its subsidiaries for the years 1994 through 1998. The amount potentially payable to any participant will be reduced by any amounts paid (or to be paid) under the Headquarters LTIP, Metz LTIP or H&M LTIP. The payments, if and to the extent earned, will vest in two installments: 40% of the total award will vest for participants employed by the Company or one of its subsidiaries on January 15, 1999, and the remaining 60% will vest for participants employed by the Company or one of its subsidiaries on January 15, 2000. Payments of vested amounts will be made on March 31, 1999 and March 31, 2000. In the event of a change of control, the awards shall vest and be paid within 90 days. Mr. Benjamin is also the recipient of a Supplemental Deferred Bonus Plan pursuant to which he will receive a supplemental deferred bonus award in the amount of $800,000 on December 5, 1998 provided that he is employed by the Company or one of its subsidiaries on that date.

Divestiture Award Agreements

Certain of the executive officers and other key employees of the Company and its subsidiaries, including Messrs. Aiken, Fishbune, Metz and Reisenberg have entered into Divestiture Award Agreements with the Company. Pursuant to these agreements, a recipient will receive a percentage of the net cash proceeds received by the Company (after deducting fees and expenses) upon a sale of Metz or H&M at any time prior to June 30, 2000.
Messrs. Aiken and Fishbune have been granted the right to receive 0.1% of the net cash proceeds upon a sale of Metz or H&M, Mr. Reisenberg has been granted the right to receive 0.05% of the net cash proceeds upon a sale of Metz or H&M, and Mr. Metz has been granted the right to receive 0.15% of the net cash proceeds received upon a sale of Metz.

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

Compensation Committee Interlocks and Insider Participation In
Compensation Decisions

J. Taylor Crandall, Robert B. Haas and Anthony P. Scotto are all of the members of the compensation committee of the Board of Directors of each of SFAC and SFC (Compensation Committee). Messrs. Crandall, Haas and Scotto own a beneficial interest in or is (or was during a portion of the Company's 1997 fiscal year) an executive officer of one or more of the entities that have entered into financial advisory arrangements with SFC as described below.

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


Item 12.   Security Ownership of Certain Beneficial Owners and
Management

All of the capital stock of SFC is beneficially owned by SFAC. The following table sets forth, as of March 18, 1998, certain information regarding the beneficial ownership of voting securities of SFAC by (i) each person known by the Company to be the beneficial owner of more than 5% of the common stock of SFAC (Common Stock), which is SFAC's only outstanding class of voting securities, (ii) each of the directors and named executive officers of SFC, and (iii) all executive officers and directors of SFC.

Name and Address of       Number of Shares   Percentage of Outstanding Shares
Beneficial Owner          of Common Stock       of Common Stock (a)
-----------------        ----------------     ------------------------------

Acadia Partners, L.P. (b)    27,063,347          43.12%
201 Main Street
Fort Worth, Texas  76102

Keystone, Inc. (c)            9,358,502           14.91%
201 Main Street
Fort Worth, Texas 76102

Artal Luxembourg S.A. (d)     5,959,327           9.49%
Aandorenstraat 2
3300 Tienen, Belgium

Robert B. Haas (e)            5,881,496           9.37%
300 Crescent Court,
Suite 1700
Dallas, Texas  75201

UBS Capital LLC (f)           5,366,913           8.50%
299 Park Avenue
New York, New York 10171

DLJ Merchant Banking          3,815,712           6.08%
Partners, L.P. (g)
277 Park Avenue
New York, New York  10172

Thomas J. Baldwin               --                  --

J. Taylor Crandall (b)          --                  --

Charles J. Delaney              --                  --

Jerry M. Meyer                  --                  --

Andrew J. Nathanson (g)         --                  --

David G. Offensend              --                  --

Marc C. Particelli              --                  --

Anthony P. Scotto (b)           --                  --

Douglas D. Wheat (h)         2,396,776           3.82%

Henry J. Metz                1,186,500           1.89%

Lawrence S. Benjamin           651,771           1.04%

Robert B. Aiken                102,981             *

Robert L. Fishbune              75,000             *

All directors and           10,294,524          17.25%
executive officers          ==========          ======
as a group (b)(g)


______________________
*Less than 1%.

(a) This column reflects percentages of the aggregate number of outstanding shares of Common Stock on March 18, 1998. The holdings of all of the stockholders listed in this table may be diluted by the exercise of options which, under employment arrangements and stock option plans approved by SFAC and SFC, may be granted to certain employees. The Stock Option Plan makes available to certain operating company employees and HQ Employees options to purchase 5,852,917 shares of Common Stock. See "Item 11-Executive Compensation-Stock Option and Long Term Performance Related Incentive Plans."

(b) Acadia's shares of Common Stock include shares owned by FWHY-Coinvestments VII Partners, L.P. (FWHY), SFC Partners, L.P.
     (SFCP) and SFC Partners II, L.P. (SFCII), parties related to Acadia. Acadia's shares of Common Stock also include 3,467,002 shares of Common Stock issuable upon the exercise of 8,775 Warrants issued by SFAC in favor of Acadia pursuant to a Warrant Agreement dated June 27, 1997. See "Item 13 - Certain Relationships and Related Transactions." The general partner of Acadia is Acadia FW Partners, L.P.
     (Acadia FW), the managing general partner of which is Acadia MGP, Inc. (Acadia MGP), a corporation controlled by J.
     Taylor Crandall. In addition, Mr. Crandall controls Group 31, Inc., the general partner of each of FWHY, SFCP and SFCII. Therefore, Acadia FW and Acadia MGP may be deemed to beneficially own the shares of Common Stock held by Acadia, and Mr. Crandall may be deemed to beneficially own the shares of Common Stock held by Acadia, SFCP, SFCII and FWHY. Mr. Scotto is a limited partner of SFCII and disclaims beneficial ownership of the shares of Common Stock held by SFCII. The address of Acadia FW, Acadia MGP, FWHY, SFCP, SFCII and Mr. Crandall is 201 Main Street, Fort Worth, Texas 76102.

(c) Keystone's shares of Common Stock include 3,467,002 shares of Common Stock issuable upon the exercise of 8,775 Warrants issued by SFAC in favor of Keystone pursuant to a Warrant Agreement dated June 27, 1997. See "Item 13 - Certain Relationships and Related Transactions." Keystone is controlled by Robert M. Bass. As such, Mr. Bass may be deemed to beneficially own the shares of Common Stock held by Keystone. The address of Mr. Bass and Keystone is 201 Main Street, Fort Worth, Texas 76102.

(d)  The parent entity of Artal Luxembourg S.A. is Artal Group
     S.A., a Luxembourg company.

(e) Mr. Haas' shares of Common Stock include 101,011 shares owned by HWP Specialty Subsidiary Partners, 25,253 shares owned by HWP Specialty Subsidiary Partners II, and 1,000,000 shares owned by the Haas Family Long-Term Trust. Mr. Haas' shares of Common Stock also include 770,445 shares of Common Stock issuable upon the exercise of 1,950 Warrants issued by SFAC in favor of Mr. Haas pursuant to a Warrant Agreement dated September 19, 1997. See "Item 13 - Certain Relationships and Related Transactions." The shares owned by HWP Specialty Subsidiary Partners and HWP Specialty Subsidiary Partners II also are beneficially owned by Mr. Douglas Wheat.

(f)  Union Bank of Switzerland, a publicly-owned Swiss Banking
     Corporation, owns indirectly 100% of the capital stock of UBS Capital LLC.

(g) The following entities hold shares of common stock: DLJ Merchant Banking Partners, L.P. (DLJMBP); DLJ International Partners, C.V. (DLJIP); DLJ Offshore Partners, C.V. (DLJOP); DLJ Merchant Banking Funds, Inc. (DLJMBF); DLJ First ESC L.L.C. (DLJESC), an "employee securities corporation" (as defined in the Investment Company Act of 1940) formed to hold securities of employees of DLJMBP, DLJIP, DLJOP, DLJMBF and DLJESC); and Donaldson, Lufkin & Jenrette Securities Corporation (collectively, the "DLJ Entities"). Except for his allocable portion of the shares held by DLJESC, Mr. Nathanson disclaims beneficial ownership of the shares of Common Stock held by the DLJ Entities.

(h) Mr. Wheat's shares of Common Stock include 101,011 shares owned by HWP Specialty Subsidiary Partners and 25,253 shares owned by HWP Specialty Subsidiary Partners II, which also are beneficially owned by Mr. Robert B. Haas.


Item 13.  Certain Relationships and Related Transactions


Stockholders' Agreement

Simultaneously with the closing of the Acquisition, Haas Wheat, Acadia, Keystone, UBS Capital, Artal Luxembourg S.A. and DLJMBP (in some cases acting through affiliates) (collectively, with certain of their affiliates, the Principal Stockholders) acquired Common Stock of SFAC at a price of $0.726703211 per share. On August 16, 1993, the Principal Stockholders entered into a stockholders' agreement governing the relationships among such stockholders (the Stockholders' Agreement). Subsequent transferees of the Common Stock that are affiliates of the Principal Stockholders or members of management have also agreed to be bound by the Stockholders' Agreement. The Stockholders' Agreement imposes on the parties thereto certain restrictions and conditions on the transfer of Common Stock, subject to certain exceptions. The Stockholders' Agreement provides the parties with the right to participate in certain sales of Common Stock by other parties. The parties to the Stockholders' Agreement were granted certain preemptive rights with respect to issuance of Common Stock by SFAC and the right, in certain circumstances, to have their Common Stock registered for public sale under the Securities Act of 1933. The Stockholders' Agreement also sets forth provisions relating to corporate governance of SFAC. Pursuant to the Stockholders' Agreement, Acadia has nominated three Directors, Keystone has nominated two Directors, Haas Wheat has nominated two Directors, and UBS Capital, Artal Belgium S.A. and DLJMBP have each nominated one Director. Under certain conditions Acadia and Keystone can increase the number of Directors they can nominate.


Certain Transactions with Stockholders of SFAC

Certain of the Principal Stockholders and their affiliates were paid financial advisory fees by the Company in 1997 pursuant to financial advisory agreements with the Company (Financial
Advisory Agreements).

Haas Wheat, Penobscot and Keystone each entered into Financial Advisory Agreements with SFC. SFC paid Haas Wheat an annual fee of $700,000, Penobscot an annual fee of $200,000 and Keystone an annual fee of $100,000. See "Item 11-Executive Compensation-Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

In November, 1996, SF Leasing L.L.C. (of which Acadia and Keystone each owns a 45% interest and Haas Wheat owns a 10% interest) purchased from Metz and Stella all of the equipment at three manufacturing facilities for the aggregate amount of $18,380,000 (which price was based on the appraised value of such equipment), and leased such equipment back to Metz and Stella in a transaction that was deemed by the parties to be equivalent to an arms length transaction. In December, 1997, SF Leasing, L.L.C. resold to Stella all of the equipment at two of the manufacturing facilities previously purchased from Stella by SF Leasing, L.L.C. for aggregate consideration of $15,336,867. The completion of this repurchase transaction was a condition to the sale by the Company of Stella. The Board of Directors of the Company determined that the foregoing transactions were on terms no less favorable to the Company, Metz and Stella than could otherwise have been obtained by the Company, Metz or Stella in a transaction with an unaffiliated third party.

In 1996, the Company and Stella sold an insurance receivable generated in connection with the fire at Stella's Lena, Wisconsin facility to Acadia, Keystone and Haas Wheat in the aggregate face amount and for the aggregate purchase price set forth opposite their respective names: Acadia, face amount of $8,775,000, purchase price of $8,643,375; Keystone, face amount of $8,775,000, purchase price of $8,643,375; and Haas Wheat, face amount of $1,950,000, purchase price of $1,920,750. In June, 1997, Acadia, Keystone and Haas Wheat agreed to convert their interests in the Stella insurance receivable into equity interests of SFAC (the Equity Conversion Transaction). In consideration of the Equity Conversion Transaction, Acadia received 8,750 shares of Series A Preferred Stock and Warrants to purchase 3,467,002 shares of Common Stock, Keystone received 8,750 shares of Series A Preferred Stock and Warrants to purchase 3,467,002 shares of Common Stock, and Haas Wheat received 1,950 shares of Series A Preferred Stock and Warrants to purchase 770,445 shares of Common Stock. The Series A Preferred Stock has a par value of $1,000 per share, a cumulative dividend rate of 16% per annum and a redemption date of August 16, 2006. The Warrants have a term of ten years and provide that the Common Stock issuable thereunder shall have an exercise price of $0.021332 per share. The Board of Directors of the Company determined that the foregoing transactions were on terms no less favorable to the Company and Stella than could otherwise have been obtained by SFC or Stella in transactions with an unaffiliated third party.

In June, 1997, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation (an affiliate of DLJMBP) to serve as the Company's financial advisor in connection with its proposed sale of Stella. In December, 1997, upon the completion of the sale of Stella, the Company paid Donaldson, Lufkin & Jenrette Securities Corporation $5.4 million as compensation for such financial advisory services and $200,000 as reimbursement of related expenses incurred by Donaldson, Lufkin & Jenrette Securities Corporation. The Board of Directors of the Company determined that the foregoing transaction was on terms no less favorable to the Company than could otherwise have been obtained by the Company in a transaction with an unaffiliated third party.


Tax Sharing Agreement

SFAC and SFC have entered into a tax sharing agreement pursuant to which SFC agreed to pay to SFAC its pro rata share of SFAC's consolidated income tax liability.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements

     Reference is made to the information set forth in Part II,
     Item 8 of this Report, which information is incorporated herein by reference.

(a)(2)    Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K

     The following Reports on Form 8-K were filed by the Company during the fourth quarter of 1997:

     (1)  November 12, 1997 - Announcement of sale of Stella
             Foods, Inc.
     (2) December 22, 1997 - Proforma financial information relating to sale of Stella Foods, Inc.

(c)  Exhibits

     Exhibit
     Number       Description of Document
     -------      -----------------------
         3.1      Certificate of Incorporation of SFC.
                  (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to SFC's Registration
                  Statement on Form S-4, dated November 10, 1993
                  (SFC's 1993 Form S-4) (Registration No. 33-
                  68956).)

         3.2      Amended and Restated By-Laws of SFC.
                  (Incorporated by reference to Exhibit 3.2 to SFAC's Report on Form 10-K for the year ended
                  December 31, 1994.)

         4.1      Indenture, dated as of August 16,
                  1993, between SFAC and United States Trust
                  Company of New York, as Trustee (Trustee) governing the 13% Senior Secured Discount Debentures due 2005 issued by SFAC. (Incorporated by reference to Exhibit 4.1 to SFAC's Registration Form S-4 (SFAC's 1993 Form S-4) (Registration No. 33-68958).)

         4.2      Amendment No. 1 to the Indenture
                  governing the 13% Senior Secured Discount
                  Debentures, dated as of October 28, 1994, between SFAC and the Trustee. (Incorporated by reference to Exhibit 10.49 to SFAC's Report on Form 10-Q for the quarter ended September 30, 1994).

        4.3       Registration Rights Agreement, dated
                  as of August 16, 1993, among SFAC, SFC and the purchasers named therein. (Incorporated by reference to Exhibit 4.3 to SFC's 1993 Form S-
                  4 (Registration No. 33-68956).)

        4.4       Form of 11% Senior Subordinated
                  Discount Debentures issued by SFAC.
                  (Incorporated by reference to Exhibit 10.27 to SFAC's 1993 Form S-4 (Registration No. 33-
                  68958).)

        4.5       Form of Amendment No. 1, dated as of
                  October 28, 1994, to the 11% Senior
                  Subordinated Discount Debentures issued by
                  SFAC.  (Incorporated by reference to Exhibit
                  10.50 to SFAC's Report on Form 10-Q for the
                  Quarter ended September 30, 1994).

        4.6       Indenture, dated as of August 16,
                  1993, between SFC and the Trustee governing the 10 1/4% Senior Notes due 2001.
                  (Incorporated by reference to Exhibit 4.1 to SFC's 1993 Form S-4 (Registration No. 33-
                  68956).)

        4.7       Amendment No. 1 to the Indenture
                  governing the 10 1/4% Senior Notes, due 2001 dated as of October 28, 1994, between SFC and the Trustee. (Incorporated by reference to Exhibit 10.37 to SFC's Report on Form 10-Q for the quarter ended September 30, 1994).

        4.8       Indenture, dated as of August 16,
                  1993, between SFC and the Trustee governing the 11 1/4% Senior Subordinated Notes due 2003. (Incorporated by reference to Exhibit
                  4.2 to SFC's 1993 Form S-4 (Registration No.
                  33-68956).)

        4.9       Amendment No. 1 to the Indenture
                  governing the 11 1/4% Senior Subordinated
                  Notes due 2003, dated as of October 28, 1994, between SFC and the Trustee. (Incorporated by reference to Exhibit 10.38 to SFC's Report on Form 10-Q for the quarter ended September 30, 1994.)

       4.10       Indenture, dated as of July 17,
                  1995, between SFC and the Trustee governing the 11 1/8% Senior Notes due 2002.
                  (Incorporated by reference to Exhibit to 4.6
                  SFC's Report on Form 10-Q for the quarter ended June 30, 1995.)

       4.11       Registration Rights Agreement, dated
                  as of July 17, 1995, among SFC and the initial purchasers of the 11 1/8% Senior Notes due 2002 issued by SFC. (Incorporated by reference to Exhibit 4.7 to SFC' Report on Form 10-Q for the quarter ended June 30, 1995.)

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

      10.6        Financial Advisory Agreement, dated
                  as of August 16, 1993, among SFAC, SFC and
                  Keystone.  (Incorporated by reference to
                  Exhibit 10.6 to the SFC's 1993 Form S-4
                  (Registration No. 33-68956).)

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

      10.11       Financing Commitment Fee
                  Agreement, dated as of August 16, 1993, among SFAC, SFC and UBS Capital. (Incorporated by reference to Exhibit 10.11 to SFC's 1993 Form
                  S-4 (Registration No. 33-68956).)

      10.12       Tax Sharing Agreement, dated as
                  of August 16, 1993, among SFAC, SFC and
                  certain subsidiaries of SFC. (Incorporated by reference to Exhibit 10.12 to SFC's 1993 Form
                  S-4 (Registration No. 33-68956).)

      10.13       Tax Sharing Agreement, dated as
                  of August 16, 1993, between SFAC and SFC.
                  (Incorporated by reference to Exhibit 10.13 to SFC's 1993 Form S-4 (Registration No. 33-
                  68956).)

      10.14       Corporate Services Agreement,
                  dated as of June 30, 1994, between SFAC and SFC. (Incorporated by reference to Exhibit
                  10.14 to SFC's Report on Form 10-K for the year ended December 31, 1994.)

      10.15       Equity Investment Agreement dated as
                  of May 13, 1997 by and among SFAC, Acadia,
                  Keystone and Haas Wheat. (Incorporated by reference to Exhibit 10.93 to SFAC's Report on Form 10-Q for the Quarter ended June 30, 1997.)

      10.16*      Term Loan Agreement, dated as of
                  March 16, 1998, among SFC, various financial institutions, DLJ Capital Funding, Inc., as syndication agent, and ABN Amro Bank N.V., as administrative agent.

      10.17*      Revolving Credit Agreement, dated as
                  of March 16, 1998, among certain subsidiaries of SFC, various financial institutions, DLJ Capital Funding, Inc., as syndication agent, and ABN Amro Bank N.V., as administrative agent.

      10.18       Pooling Agreement, dated as of
                  November 16, 1994, by and among Specialty
                  Foods Finance Corporation (SFFC), SFC, as
                  Master Servicer, and Chase Bank (Chase), as
                  Trustee (the Pooling Agreement).
                  (Incorporated by reference to Exhibit 10.22 to SFC's Report on Form 10-K for the year ended December 31, 1994.)

      10.19       Series 1994-1 Supplement to the
                  Pooling Agreement, dated as of November 16,
                  1994, by and among SFFC, SFC, as Master
                  Servicer, and Chase, as Trustee.
                  (Incorporated by reference to Exhibit 10.23 to SFC's Report on Form 10-K for the year ended
                  December 31, 1994.)

      10.20       Series 1996-1 Supplement to the
                  Pooling Agreement, dated as of August 1, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.56 to SFC's Report on Form 10-Q for the quarter ended September 28, 1996.)

      10.21       Amendment No. 1 Series to 1996-1
                  Supplement, dated as of November 29, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as initial VFC Certificateholder, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.25 to SFC's Report on Form 10-K for the year ended December 31, 1996.)

      10.22       Amendment No. 2 to Series 1996-1
                  Supplement, dated as of December 13, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as initial VFC Certificateholders, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.26 to SFC's Report on Form 10-K for the year ended December 31, 1996.)

      10.23       Series 1997-1 Supplement to the
                  Pooling Agreement, dated as of January 31,
                  1997, by and among SFFC, SFC, as Master
                  Servicer, and Chase, as Trustee.
                  (Incorporated by reference to Exhibit 10.27 to SFC's Report on Form 10-K for the year ended
                  December 31, 1996.)

      10.24       Amended and Restated Receivables
                  Sales Agreement, dated as of November 16,
                  1994, by and among SFFC, SFC, as Master
                  Servicer, and certain subsidiaries to SFC.
                  (Incorporated by reference to Exhibit 10.24 to SFC's Report on Form 10-K for the year ended December 31, 1994.)

      10.25       Servicing Agreement, dated as of
                  November 16, 1994, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit
                  10.25 to SFC's Report on Form 10-K for the year ended December 31, 1994.)

      10.26       Amendment No. 1 to SFC Master Trust
                  Pooling and Servicing Agreements, dated as of December 16, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.30 to SFC's Report on Form 10-K for the year ended December 31, 1996.)

      10.27       Amendment No. 2 to SFC Master Trust
                  Pooling Agreement, dated as of December 27,
                  1996, by and among SFFC, SFC, as Master
                  Servicer, and Chase, as Trustee.
                  (Incorporated by reference to Exhibit 10.31 to SFC's Report on Form 10-K for the year ended
                  December 31, 1996.)

      10.28       Amendment No. 3 to SFC Master Trust
                  Pooling Agreement, dated as of February 24,
                  1997, by and among SFFC, SFC, as Master
                  Servicer, and Chase, as Trustee.
                  (Incorporated by reference to Exhibit 10.32 to SFC's Report on Form 10-K for the year ended
                  December 31, 1996.)

      10.29       Amendment No. 1 to Amended and
                  Restated Receivables Sale Agreement, dated as of December 16, 1996, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit
                  10.33 to SFC's Report on Form 10-K for the year ended December 31, 1996.).

      10.30       Amendment No. 2 to Amended and
                  Restated Receivables Sale Agreement, dated as of December 27, 1996, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit
                  10.34 to SFC's Report on Form 10-K for the year ended December 31, 1996.)

      10.31       Amendment No. 3 to Amended and
                  Restated Receivables Sale Agreement, dated as of February 24, 1997, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit
                  10.35 to SFC's Report on Form 10-K for the year ended December 31, 1996.)

      10.32       Amended and Restated Executive
                  Employment Agreement, dated as of January 1,
                  1997, among SFAC, SFC and Lawrence S.
                  Benjamin.  (Incorporated by reference to
                  Exhibit 10.68 to SFC's Report on Form 10-K for the year ended December 31, 1997.)

      10.33       Executive Securities Purchase
                  Agreement, dated as of December 15, 1994, among Lawrence S. Benjamin, SFAC and SFC. (Incorporated by reference to Exhibit 10.47 to SFC's Report on Form 10-K for the year ended December 30, 1995.)

      10.34       Stock Purchase Agreement, dated as
                  of June 15, 1995, between Lawrence S. Benjamin and SFAC. (Incorporated by reference to Exhibit 10.48 to SFC's Report on Form 10-K for the year ended December 30, 1995.)

      10.35       Securities Purchase Agreement, dated
                  as of August 1, 1995, between Lawrence S.
                  Benjamin and SFAC. (Incorporated by reference to Exhibit 10.49 to SFC's Report on Form 10-K for the year ended December 30, 1995.)

      10.36       Amendment to Securities Purchase
                  Agreement, dated as of January 2, 1996,
                  between Lawrence S. Benjamin and SFAC.
                  (Incorporated by reference to Exhibit 10.50 to SFC's Report on Form 10-K for the year ended
                  December 30, 1995.)

      10.37       Executive Employment Agreement,
                  dated as of May 31, 1996, among SFAC, SFC and Robert L. Fishbune. (Incorporated by reference to Exhibit 10.55 to SFC's Report on Form 10-Q for the Quarter ended June 29,
                  1996.)

      10.38*      July 1997 Amendment to Executive
                  Employment Agreement, dated as of July 30,
                  1997, among SFAC, SFC and Robert L. Fishbune.

      10.39       Executive Employment Agreement,
                  dated as of March 1, 1997, among SFAC, SFC and Robert B. Aiken. (Incorporated by reference to Exhibit 10.69 to SFC's Report on Form 10-K for the year ended December 31, 1997.)

      10.40       Stock Purchase Agreement dated as of
                  June 15, 1995, between Henry J. Metz and SFAC.
                  (Incorporated by reference to Exhibit 10.46 to SFC's 1995 Form S-4 (Registration No. 33-
                  94836).)

      10.41       Form of Executive Securities
                  Purchase Agreement among certain named
                  executive officers, respectively, and the
                  Principal Stockholders, SFAC and SFC (with schedule showing differing material terms for each such officer's agreement). (Incorporated by reference to Exhibit 10.43 to SFC's Report on Form 10-K for the year ended December 31, 1993.)

      10.42*      SFC Amended and Restated
                  Headquarters Long Term Incentive Compensation
                  Plan.

      10.43*      Metz Baking Company Amended and
                  Restated Long Term Incentive Compensation
                  Plan.

      10.44*      Mother's Cake & Cookie Co. Amended
                  and Restated Long Term Incentive Compensation
                  Plan.

      10.45*      Stock Option Agreement, dated as of
                  October 27, 1997, between SFAC and Lawrence S.
                  Benjamin.

      10.46*      Deferred Bonus Agreement, dated as
                  of October 27, 1997, between SFC and Lawrence
                  S. Benjamin.

      10.47*      Deferred Bonus Agreement, dated
                  December 21, 1997, between SFC and Lawrence S.
                  Benjamin.

      10.48*      Deferred Bonus Agreement, dated July
                  15, 1997, between SFC and Robert L. Fishbune.

      10.49*      Deferred Bonus Agreement, dated July
                  15, 1997, between SFC and Robert B. Aiken.

      10.50*      Deferred Bonus Agreement, dated July
                  15, 1997, between Metz and Henry J. Metz.

      10.51*      Deferred Bonus Agreement, dated July
                  15, 1997, between SFC and John R. Reisenberg.

      10.52*      Divestiture Award Agreement, dated
                  October 27, 1997, between Stella Foods, Inc.
                  ("Stella") and Lawrence S. Benjamin.

      10.53*      Divestiture Award Agreement, dated
                  July 15, 1997, between Stella and Robert L.
                  Fishbune.

      10.54*      Divestiture Award Agreement, dated
                  July 15, 1997, between Stella and Robert B.
                  Aiken.

      10.55*      Divestiture Award Agreement, dated
                  July 15, 1997 between Stella and John R.
                  Reisenberg.

      10.56*      Divestiture Award Agreement, dated
                  July 15, 1997, between Metz and Robert L.
                  Fishbune.

      10.57*      Divestiture Award Agreement, dated
                  July 15, 1997, between Metz and Robert B.
                  Aiken.

      10.58*      Divestiture Award Agreement, dated
                  July 15, 1997, between Metz and Henry J. Metz.

      10.59*      Divestiture Award Agreement, dated
                  July 15, 1997 between Metz and John R.
                  Reisenberg.

      10.60*      Divestiture Award Agreement, dated
                  October 27, 1997, between H&M Food Systems
                  Company, Inc. ("H&M") and Lawrence S.
                  Benjamin.

      10.61*      Divestiture Award Agreement, dated
                  July 15, 1997, between H&M and Robert L.
                  Fishbune.

      10.62*      Divestiture Award Agreement, dated
                  July 15, 1997, between H&M and Robert B.
                  Aiken.

      10.63*      Divestiture Award Agreement, dated
                  as of July 15, 1997, between H&M and John R.
                  Reisenberg.

      10.64       Amended and  Restated SFAC 1994
                  Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to SFC's Report on Form 10-K for the year ended December 31, 1994.)

      10.65       Amended and Restated Metz
                  Baking Company Pension Plan for Non-Union
                  Employees.  (Incorporated by reference to
                  Exhibit 10.39 to SFC's Report on Form 10-K for the year ended December 31, 1994.)

      10.66       Master Lease Agreement, dated as of
                  November 14, 1996, among SF Leasing L.L.C.,
                  Stella and Metz. (Incorporated by reference to Exhibit 10.79 to SFC's Report on Form 10-K for the year ended December 31, 1997.)

      10.67*      Bill of Sale, dated December 5,
                  1997, between SF Leasing L.L.C. and Stella.

      10.68       Stock Purchase Agreement, dated as
                  of November 26, 1996, between SFC and B
                  Companies Acquisition Corporation.
                  (Incorporated by reference to Exhibit 10.80 to SFC's Report on Form 10-K for the year ended
                  December 31, 1997.)

      10.69       Stock Purchase Agreement, dated as
                  of November 7, 1997, by and among SFC, Saputo
                  Group Inc. and Saputo Acquisition, Inc.
                  (Incorporated by reference to Exhibit 10.82 to SFC's Report on Form 8-K dated December 22,
                  1997.)

      21.1*       Subsidiaries of SFAC.

      27*          Financial Data Schedule.

---------------------
* Filed herewith.

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



                                   March 31, 1998


     Pursuant to the requirements of the Securities Exchange of Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title               Capacity              Date
----------------------        ----------------        -------

/s/ LAWRENCE S. BENJAMIN    Principal Executive   March 31, 1998
Lawrence S. Benjamin        Officer and Director
President and Chief
Executive Officer

/s/ ROBERT L. FISHBUNE      Principal Financial   March 31, 1998
Robert L. Fishbune            and Accounting
Vice President and              Officer
Chief Financial
Officer

Signature and Title             Capacity              Date
--------------------         -------------            -----

/s/ ROBERT B. HAAS          Chairman of the          March 31, 1998
Robert B. Haas            Board of Directors


/s/ THOMAS J. BALDWIN          Director              March 31, 1998
BALDWIN
Thomas J. Baldwin


/s/ J. TAYLOR CRANDALL         Director              March 31, 1998
J. Taylor Crandall


/s/ CHARLES J. DELANEY         Director              March 31, 1998
Charles J. Delaney


/s/ JERRY M. MEYER             Director              March 31, 1998
Jerry M. Meyer


/s/ ANDREW J. NATHANSON        Director              March 31, 1998
Andrew J. Nathanson


/s/ DAVID G. OFFENSEND         Director              March 31, 1998
David G. Offensend


/s/ MARC C. PARTICELLI         Director              March 31, 1998
Marc C. Particelli


/s/ ANTHONY P. SCOTTO          Director              March 31, 1998
Anthony P. Scotto


/s/ DOUGLAS D. WHEAT           Director              March 31, 1998
Douglas D. Wheat

INDEX TO FINANCIAL INFORMATION


                                                             Page
                                                             ----
Independent Auditors' Report                                  F-2
Consolidated Balance Sheets -
   December 31, 1997 and 1996                                 F-3
Consolidated Statements of Operations -
   Years ended December 31, 1997, 1996, and 1995              F-4
Consolidated Statements of Changes in Stockholders'
   Equity - Years ended December 31, 1997, 1996, and 1995     F-5
Consolidated Statements of Cash Flows -
   Years ended December 31, 1997, 1996, and 1995              F-6
Notes to Financial Statements                              F-7 to F-22



All financial statement schedules are omitted as not applicable or because the required information is presented in the consolidated financial statements or related notes.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Specialty Foods Corporation:

We have audited the accompanying consolidated balance sheets of Specialty Foods Corporation and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Foods Corporation and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                   KPMG PEAT MARWICK LLP



Chicago, Illinois
March 13, 1998

SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)


                                                    December 31,
                                             -------------------------
                                                1997         1996
                                                ----         ----
                      Assets

Current assets:
  Cash and cash equivalents                $  235,033    $   49,146
  Accounts receivable, net                     19,163        24,063
  Inventories                                  35,577        35,358
  Net assets of discontinued operations             -       196,274
  Other current assets                          7,400        13,251
                                             --------      --------
          Total current assets                297,173       318,092

Property, plant, and equipment, net           187,874       162,199
Intangible assets, net                         19,434        20,049
Due from Specialty Foods Acquisition
    Corporation                                     -        10,999
Other noncurrent assets                        23,491        31,892
                                             --------      --------
          Total assets                     $  527,972    $  543,231
                                             ========      ========


       Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt     $    2,847    $    3,543
  Accounts payable                             51,983        64,987
  Accrued expenses                             85,344        98,686
                                            ---------      --------
          Total current liabilities           140,174       167,216

Long-term debt                                753,581       834,983
Due to Specialty Foods Acquisition
    Corporation                                 7,376             -
Other noncurrent liabilities                   30,645        35,075
                                             --------      --------
          Total liabilities                   931,776     1,037,274
                                             --------      --------

Stockholder's equity:
  Additional paid-in capital                  275,000       275,000
  Accumulated deficit                        (678,804)     (769,043)
                                             --------      --------
          Total stockholders' equity         (403,804)     (494,043)
                                             --------      --------

          Total liabilities and
             stockholders' equity          $  527,972    $  543,231
                                             ========      ========

See accompanying notes to consolidated financial statements.

SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)


                                                 Years ended December  31,
                                       ----------------------------------------
                                              1997         1996        1995
                                              ----         ----        ----

Net sales                                 $ 919,657     $ 894,921   $ 893,352
Cost of sales                               507,820       502,460     503,257
                                           --------      --------    --------
   Gross profit                             411,837       392,461     390,095
                                           --------      --------    --------

Operating expenses:
   Selling, distribution, general and
       administrative expenses              372,295       352,260     327,860
   Amortization of intangibles                1,423         7,555      12,859
   Restructuring charges                          -        12,200           -
   Goodwill write-down                            -       203,304     203,824
                                           --------      --------    --------
                                            373,718       575,319     544,543
                                           --------      --------    --------
   Operating profit (loss)                   38,119      (182,858)   (154,448)

Other:
  Interest expense                           90,875        93,578      93,644
  Other expense, net                          5,397         9,825       1,818
                                           --------      --------    --------
   Loss before income taxes                 (58,153)     (286,261)   (249,910)

Provision for income taxes                      286           966         950
                                           --------       --------    -------

   Loss from continuing operations          (58,439)     (287,227)   (250,860)

Discontinued operations:
  Earnings (loss)                            22,384      (144,809)    (19,083)
  Gain (loss) on disposal                   133,130       (14,514)          -
                                           --------      --------    --------
                                            155,514      (159,323)    (19,083)
                                           --------      --------    --------
   Income (loss) before
       extraordinary items                   97,075      (446,550)   (269,943)


Extraordinary items                          (5,714)            -     (18,279)
                                            --------      --------    --------

          Net income (loss)               $  91,361    $ (446,550) $ (288,222)
                                            ========      =======     ========


See accompanying notes to consolidated financial statements.


SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder's Equity

(In thousands)

                                    Common stock   Additional                     Cumulative
                                   -------------     paid-in   Accumulatedated   translation
                                  Shares  Amount     capital       deficit        adjustment
                                  ------  ------    ---------   ------------    ------------

Balance at December 31, 1994      100     $    -    $ 275,000    $  (30,231)      $  (859)

Dividend to parent                  -          -            -        (1,203)            -
Cumulative translation adsjustment  -          -            -             -            22
Net loss                            -          -            -      (288,222)            -
                                -----      -----     --------      --------         -----
Balance at December 31, 1995      100          -      275,000      (319,656)         (837)

Dividend to parent                  -          -            -        (2,837)            -
Cumulative translation adjustment   -          -            -             -           837
Net loss                            -          -            -      (446,550)            -
                                -----      -----     --------      --------         -----

Balance at December 31, 1996      100          -      275,000      (769,043)            -

Dividend to parent                  -          -            -        (1,122)            -
Net income                          -          -            -        91,361             -
                                -----      -----     --------      --------         -----
Balance at December 31, 1997      100     $    -    $ 275,000    $ (678,804)       $    -
                                =====      =====     ========      ========         =====


See accompanying notes to consolidated financial statements.

SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

                                                  Years ended December 31,
                                             ---------------------------------
                                              1997         1996         1995
                                              ----         ----         ----
Cash flows from operating activities:
 Loss from continuing operations         $  (58,439)   $ (287,227)   $ (250,860)
 Adjustments to reconcile to net cash
 from continuing operating activities
   Depreciation and amortization             24,349        31,430        36,150
   Debt issuance cost amortization            5,511         5,472         6,895
   Write-down of goodwill                         -       203,304       203,824
   Restructuring - property write-down            -         7,200             -
   Loss on disposal of property, plant,
      and equipment, net                      1,485         5,924           623
  Changes in assets and liabilities, net:
        Accounts receivable                   4,900        14,113       (10,232)
        Inventories                            (219)       (3,398)       (6,265)
        Prepaid expenses and other assets     2,442        (6,719)        1,343
        Accounts payable                    (12,952)        8,026        13,237
        Accrued expenses and other          (15,667)        1,784       (21,616)
                                           --------      --------      --------
  Net cash provided (used) by continuing
    operating activities                    (48,590)      (20,091)      (26,901)
  Net cash provided (used) by discontinued
    operations                              (32,848)       15,655        31,527
                                           --------      --------      --------
Net cash provided (used) by
  operating activities                      (81,438)       (4,436)        4,626

Cash flows from investing activities:
 Net proceeds from divestiture
    of businesses                           384,096        69,333             -
 Capital expenditures                       (49,769)      (28,178)      (23,815)
 Proceeds from sale leaseback, net                -        13,370             -
 Acquisition of businesses, net of cash           -             -        (5,400)
 Other                                       (3,281)         (698)        2,956
                                           --------       --------      --------
Net cash provided (used) by
  investing activities                      331,046        53,827       (26,259)

Cash flows from financing activities:
 Increase (decrease) in revolving credit    (78,300)        5,700        22,600
 Payments on long-term debt                  (3,799)       (2,505)     (374,109)
 Proceeds from long-term debt                     -             -       380,916
 Payments of debt issuance costs                  -        (3,738)       (8,646)
 Advance from Specialty Foods Acquisition
     Corporation                             19,500             -             -
 Other                                       (1,122)       (2,840)       (2,045)
                                           --------      --------      --------
Net cash provided (used) by
  financing activities                      (63,721)       (3,383)       18,716

Increase (decrease) in cash
   and cash equivalents                     185,887        46,008        (2,917)
Balance - beginning of year                  49,146         3,138         6,055
                                           --------      --------      --------
Balance - end of year                    $  235,033     $  49,146     $   3,138
                                           ========      ========      ========


See accompanying notes to consolidated financial statements.

SPECIALTY FOODS CORPORATION

Notes to Financial Statements

(In Thousands)

   (1) Company Background

   Specialty Foods Acquisition Corporation (SFAC) and its direct, wholly-owned subsidiary, Specialty Foods Corporation
   (SFC), operate a diversified group of businesses within the food industry segment. These specialty food businesses are primarily engaged in the production and distribution of breads, cookies, and pre-cooked meat products. The operating companies of SFC consist of the following:

      Bakery Operations

            Metz Baking Company (Metz) - Metz is a leading retail baking company serving the Midwestern United States. Metz's product line includes breads, buns, rolls, and sweet goods.

            Mother's Cake & Cookie Co. (Mother's) - Mother's is a producer and distributor of branded cookie products. Mothers sells its cookie products primarily to retail grocers in the Western United States.

            Andre-Boudin Bakeries, Inc. (Boudin) - Boudin is a chain of
            44 bakery cafes and kiosks located in California, Dallas and the greater Chicago area.

      Meat Operations

            H&M Food Systems Company, Inc. (H&M) - H&M is a producer of specialty meats and meat-based prepared foods for restaurants and food manufacturers.

   During 1997 and 1996, the Company made the decision to divest certain businesses as described in Note 3. The divested businesses are reported as discontinued operations in the consolidated financial statements.


   (2) Summary of Significant Accounting Policies

        Basis of Presentation

   The Company's financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Acquisitions recorded as purchases are included in the Statement of Operations from the date of acquisition.

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

        Reclassifications

   Certain amounts included in the 1996 and 1995 financial statements have been reclassified to conform to the manner in which the 1997 financial statements have been presented.

     Cash Equivalents

   Cash equivalents represent investments in overnight bank deposits and commercial paper with a maturity of less than three months.

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

   The cost and related accumulated depreciation of property and equipment retired or sold is eliminated from the property and equipment accounts at the time of retirement or sale, and the resulting gain or loss is reported in the statement of operations.

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


   (3)  Discontinued Operations

   During 1997 and 1996 the Company divested of:

           Stella Foods, Inc. (Stella) - One of the largest specialty cheese producers in the United States with distribution to retail grocers, foodservice accounts, and commercial food processors. The sale of Stella was completed on December 5, 1997 for $405 million.

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

   These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. Operating results for these businesses, including revenues of $733,871, $1,144,269, and $1,111,297 for 1997, 1996, and
   1995, respectively, as well as the applicable goodwill write-downs of $152,360 and $49,570 in 1996 and 1995, respectively, have been reclassified to discontinued operations. No interest expense has been allocated to discontinued operations.

   The net gain on disposal of discontinued operations for 1997 consisted of the gain realized on the sale of Stella and Gai's, an adjustment to the estimated loss on the disposal of SFFB, and the loss realized on disposal of the Illinois restaurant and institutional bakery. The net loss on disposal of discontinued operations for 1996 consisted of the realized loss on the sale of B&G/B&R, estimated loss on the sale of SFFB, and the 1996 operating losses from the measurement date through the disposal date of B&G/B&R, SFFB and of Gai's.

   Net assets of the discontinued operations as of December 31, 1996 consisted of the following:

                                                       1996
                                                       ----
   Accounts receivable, net of allowance          $   11,721
   Inventories                                        93,748
   Other current assets                               15,439
   Plant and equipment, net                          150,944
   Goodwill, net                                      22,882
   Accounts payable                                  (57,631)
   Accrued expenses and other liabilities            (40,829)
                                                     -------
                                                  $  196,274
                                                     =======


   (4)   Goodwill Write-Down

   As described under "Intangible Assets" in Note 2, "Summary of Significant Accounting Policies", the Company annually evaluates its intangible assets. Based on the Company's goodwill assessment, write-downs of goodwill were recorded in the fourth quarter of 1996 and 1995, which are presented in the accompanying Consolidated Statements of Operations as follows:

                                               1996       1995
                                               ----       ----
   Continuing operations                   $ 203,304   $ 203,824
   Discontinued operations                   152,360      49,570
                                            --------    --------
                                           $ 355,664   $ 253,394
                                            ========    ========

   Since the formation of the Company in 1993, the operating units have not achieved anticipated annual sales and operating earnings targets. During 1995, certain conditions in the Bakery Operations and Meat Operations prompted management to write-down a portion of the goodwill related to
   these operations.   In 1996, lower than projected cash flows
   at all operating units resulted in management lowering its future expectations of operating profit and cash flows.

   In determining the amounts of the goodwill write-downs, the Company developed its best estimate of future operating cash flows, after interest and capital expenditures, over the remaining useful life of the goodwill. The Company's estimates were based on recent historic financial trends and then current market conditions. The goodwill of each business was evaluated separately for impairment. Individual business unit sales growth projections ranged from two to five percent. Interest costs were allocated based on the relative level of investment in each business. Each of the Company's fixed-rate debt obligations were assumed to be refinanced at existing interest rates. The Company calculated the present value of estimated future cash flows using a discount rate which represented its weighted average cost of capital of 11.8% and 11.4% in 1996 and 1995, respectively.

   As of December 31, 1997, there is $18,555 of goodwill remaining on the Company's balance sheet. Management believes the Company's remaining goodwill and long-term assets will be recovered over their useful lives. However, any further significant declines in projected cash flows may result in additional write-downs of other long-lived assets.


   (5)     Restructuring Charges

   During the fourth quarter of 1996, management authorized and committed the Company to undertake certain restructuring moves principally involving the consolidation of several manufacturing facilities. The restructuring charge of $12,200 includes $7,200 for the write-down of plant and facilities to net realizable value. The remaining portion of the restructuring charge relates to termination benefits and holding costs. Cash expenditures associated with these liabilities were $1,444 for 1997. As of December 31, 1997, there are $3,556 of remaining restructuring accruals which are classified as current.


   (6)   Acquisition Liabilities

   In connection with the formation of the Company, estimated liabilities were recorded for the expected cash expenditures to consolidate facilities, streamline operations, and settle environmental, legal and tax matters. Cash expenditures associated with these liabilities were $14,043, $10,593, and $15,607 for 1997, 1996, and 1995, respectively. In December 1996, the Company reduced its estimate of the future cash expenditures related to these acquisition liabilities and credited $15,565 against goodwill. As of December 31, 1997, there are $17,260 of remaining acquisition liabilities, of which $7,582 is classified as current.

   (7)     Extraordinary Items

   In the first quarter of 1998, the Company refinanced its accounts receivable, revolver, and term loan financing facilities. Due to this early extinguishment of debt, the Company has written off deferred debt issuance costs related to these facilities of $5,714 and has recorded it as an extraordinary item. In 1995, two refinancings resulted in the early extinguishment of debt. Accordingly, deferred debt issuance costs totaling $18,279 were written off and recorded as extraordinary items.


   (8)   Accounts Receivable

   Specialty Foods Finance Corporation (SFFC), a wholly-owned subsidiary of SFC, was established for the purpose of acquiring substantially all of the trade accounts receivable generated by the operating subsidiaries of SFC. Under the terms of the Account Receivable Facility SFFC sells for cash an undivided interest in eligible accounts receivable.

   In February, 1998, the Company received a commitment to refinance the Accounts Receivable Facility by March 31, 1998. Under the terms of the new facility, the maximum amount of eligible receivables that would be sold to the facility is $75,000. The amount outstanding under this facility varies based upon the level of eligible receivables and advance rate factors. As of December 31, 1997, the amount outstanding under the existing facility was $34,755. The discount on receivables sold is included in other expense and totaled $2,603, $2,440, and $2,303 in 1997, 1996, and 1995, respectively.

   Trade accounts receivable are reported net of the allowance for doubtful accounts of $1,174 and $1,024 in 1997 and 1996, respectively.


   (9)   Inventories

   The components of inventories are as follows:

                                                     1997        1996
                                                     ----        ----
         Raw materials and packaging            $  14,026   $  12,796
         Work in progress                           1,857       2,245
         Finished goods                            17,340      18,199
         Other                                      2,767       2,580
                                                 --------    --------
                                                   35,990      35,820
         Less obsolescence and other allowances      (413)       (462)
                                                 --------    --------
                                                $  35,577   $  35,358
                                                 ========    ========

   (10) Property, Plant, and Equipment

   The components of property, plant and equipment are as follows:

                                              1997        1996
                                              ----        ----

         Land                             $ 11,567   $  11,914
         Buildings and improvements         84,620      77,912
         Machinery and equipment           159,123     141,464
         Office furniture and vehicles      31,665      29,627
         Construction in progress           21,870       7,128
                                          --------    --------
                                           308,845     268,045
         Less accumulated depreciation    (120,971)   (105,846)
                                          --------    --------
                                         $ 187,874  $  162,199
                                          ========    ========

   Depreciation expense of continuing operations was $22,926, $23,875, and $23,291 in 1997, 1996, and 1995, respectively.


   (11)    Accrued Expenses

   The components of accrued expenses are as follows:

                                        1997        1996
                                        ----        ----

        Accrued payroll              $  6,503    $  5,377
        Other taxes payable             4,121       5,131
        Workers' compensation          10,038      11,882
        Compensated absences            6,236       7,807
        Accrued interest               21,518      21,843
        Acquisition liabilities         7,582      19,079
        Other                          29,346      27,567
                                      -------     -------
                                     $ 85,344    $ 98,686
                                      =======     =======

   (12)    Long-Term Debt

   Long-term debt consists of the following:


                                                   1997         1996
                                                   ----         ----

    Revolving Credit Facility                   $       -   $  78,300
    Term Loan Facility                            173,750     174,250
    10 1/4% Senior Notes due 2001                 225,000     225,000
    11 1/8% Senior Notes due 2002                 150,000     150,000
    11 1/4% Senior Subordinated Notes due 2003    200,000     200,000
    Other                                           7,678      10,976
                                                 --------    --------
                                                  756,428     838,526
    Less current portion                           (2,847)     (3,543)
                                                 --------    --------
                                                $ 753,581   $ 834,983
                                                 ========    ========

   During March 1998, the Company refinanced its Revolving Credit Facility ("Revolver") and Term Loan Facility ("Term Loan") with a new syndicate of financial institutions. Both facilities mature on January 31, 2000. The amount available under these facilities is the same as the previous facilities which totaled $125,000 for the Revolver and $173,750 for the Term Loan. Proceeds from these facilities can be used to finance working capital requirements and are available for other corporate purposes, including acquisitions.

   The Revolver bears an interest rate of LIBOR plus 250 basis points. The Revolver is secured by the assets of the operating companies. Letters of credit reduce the amounts available under the Revolver. As of December 31, 1997, letters of credit totaled $6,341.

   The Term Loan bears an interest rate of LIBOR plus 375 basis points. The Term Loan is secured by the assets of SFC and a pledge of the stock of each of the direct subsidiaries of SFC. Annual Term Loan payments are $870 and $1,736 in 1998 and 1999, respectively.

   Semi-annual interest payments are required through maturity on the 10 1/4% Senior Notes and the 11 1/4% Senior Subordinated Notes on each February 15 and each August 15. Semi-annual interest payments are required through maturity on the 11 1/8% Senior Notes on April 1 and October 1.

   The 10 1/4% Senior Notes, the 11 1/4% Senior Subordinated
   Notes, the 11 1/8% Senior Notes, and the 11% Senior
   Subordinated Discount Debentures are unsecured.

   Other long-term debt consists primarily of industrial development bonds and miscellaneous notes payable with interest rates ranging from 2.75% to 10.5% at December 31, 1997.

   The provisions of the Term Loan and the Revolver contain covenants which require the Company to maintain specified leverage and interest coverage ratios. The Company also has other limitations regarding capital expenditures, sales of assets, loans and investments, encumbrances of assets and assumption of additional indebtedness. In addition, the agreements governing the Term Loan and the Revolver and the indentures governing the Senior Notes and the Senior Subordinated Notes contain certain restrictive covenants, including, to the detriment of the holders of the Senior Debentures and the Senior Subordinated Debentures, certain covenants that restrict or prohibit (with de minimis exceptions) SFC's ability to pay dividends or make other distributions to SFAC. Specifically, as a result of the Company's net losses and accumulated deficit, SFC's ability to make distributions to SFAC under the indentures of the Senior Notes and the Senior Subordinated Notes has been impaired and these indentures will require modification before any such distribution to SFAC can be made.

   Aggregate maturities of debt are as follows:

          1998                             $   2,847
          1999                                 2,640
          2000                               173,776
          2001                               225,349
          2002                               150,247
          Thereafter                         201,569
                                            --------
              Total aggregate maturities   $ 756,428
                                            ========


   Cash paid for interest was $85,689, $89,571, and $87,584 for the years ended December 31, 1997, 1996, and 1995, respectively.


   (13)    Financial Instruments

        Concentration of Credit Risk

   The Company's exposure to credit loss in the event of nonpayment of accounts receivable by customers is represented in the amount of those receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from those customers. As of December 31, 1997, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable.

        Financial Instruments With Off-Balance-Sheet Risk

   During September, 1995, the Company entered into interest rate collar agreements to reduce its exposure to changes in the cost of its variable rate borrowings. Under the agreements, which became effective in October, 1995, and terminate in October, 1998, the Company would receive payments from the counterparties should the three-month LIBOR exceed 7% and make payments to the counterparties should the rate fall below 5.25%. The payments would be calculated based upon a notional principal amount of $270,000. During August, 1997, the Company terminated the floors on two of these collar agreements, with notional principal amounts of $170,000, and paid $66 upon termination. The net differential of interest to be paid or received under the remaining agreements is recognized as incurred. Off-balance-sheet risk from the interest rate collar agreements at December 31, 1997 includes the risk associated with changes in market values and interest rates. The counterparties to the agreements are major financial institutions.

        Fair Value of Financial Instruments

   The Company's financial instruments include long-term debt and the interest rate collar agreement. The estimated fair value and carrying amount of long term debt including current maturities but excluding related party Senior Subordinated Discount Debentures at December 31, 1997 are as follows:

                                                              Estimated
                                                 Carrying        Fair
                                                  Amounts       Values
                                                ---------     ---------
             Financial liabilities:
               Long-term debt, including
                  current maturities            $ 756,428     $ 749,303
               Interest rate collar agreements  $       -     $     (14)


   The fair value of long-term debt and the interest rate collar agreements have been determined based on quoted market prices and market interest rates at December 31, 1997.


   (14)    Lease Commitments

   The Company leases equipment and facilities under various noncancelable operating leases. Future minimum lease payments under all noncancelable operating leases are as follows:

          1998                        $  17,544
          1999                           15,717
          2000                           13,675
          2001                           10,714
          2002                            9,053
          Thereafter                     19,485
                                        -------
                Total minimum lease   $  86,188
                                        =======
          payments

   Total rental expense for 1997, 1996, and 1995 was $20,756, $17,999, and $13,726 respectively.

   (15)    Income Taxes

   The provision for income taxes for 1997, 1996, and 1995 relate to state and Canadian income taxes payable. Since the Company has no federal currently payable or deferred income tax expense due to its net operating loss position, an effective tax rate reconciliation is not presented.

   The components of net deferred taxes are as follows:

                                                       1997         1996
                                                       ----         ----

    Deferred tax assets related to:
     Accrued expenses and other liabilities       $  20,872     $  20,020
     Net operating losses and credits                55,258        55,672
     Restructuring reserve                            3,656         9,905
     Other                                            2,169           994
                                                   --------       --------
             Total deferred tax assets               81,955        86,591


    Valuation allowance                              59,388        60,918
                                                   --------       --------
             Total net deferred tax asset            22,567        25,673


    Deferred tax liabilities related to:
     Depreciation                                    22,378        24,730
     Inventories                                        189           943
                                                   --------      ---------
             Total deferred tax liabilities       $  22,567     $  25,673
                                                   --------      --------
             Net deferred tax asset (liability)   $       -     $       -
                                                   ========      ========


   At December 31, 1997 the Company has federal tax operating loss carryforwards of $138,000 including $16,000 of loss carryforwards from predecessor companies, which are subject to limitations that may substantially limit future utilization. Also at December 31, 1997, the Company has $87,000 of state net operating loss carryforwards and $3,000 of state tax credit carryforwards. Net operating loss and credit carryforwards expire in varying amounts through the year 2012.

   Cash paid for income taxes was $123, $432 and $1,118 for 1997, 1996, and 1995, respectively.


   (16)    Litigation and Other Contingencies

        Litigation

   In the normal course of business activities, the Company is a party to certain legal proceedings and claims. Although the outcome of such matters cannot be determined with certainty, it is management's opinion that the final outcome will not have a material adverse effect on the Company's financial position or results of operations.

        Other

   Various operating subsidiaries are self-insured or retain a portion of losses with the respect to workers' compensation claims. In connection with such, irrevocable letters of credit or surety bonds aggregating $6,804 at December 31, 1997 were provided to state regulatory agencies or insurance companies.


   (17)    Employee Benefits

        Pension Benefits

   Certain of the operating subsidiaries sponsor single-employer, noncontributory, defined benefit pension plans.
   The operating subsidiaries also participate in numerous multi-employer, noncontributory, defined benefit pension plans. Substantially all the Company's employees are covered by the defined benefit or multi-employer plans.

   Benefits for employees are based on various requirements including length of service and average compensation.
   Contributions are funded to the extent deductible for Federal income tax purposes.

   Pension expense for the single-employer defined benefit pension plans was as follows:

                                               1997       1996       1995
                                               ----       ----       ----
         Service cost of benefits
             earned during the year        $  1,914   $   2,117   $  1,678
         Interest cost on the projected
             benefit obligation               3,956       3,658      3,558
         Actual return on plan assets        (6,952)     (6,729)   (10,937)
         Net amortization and deferral        1,297       2,021      6,888
                                            -------     -------    -------
               Net periodic pension cost   $    215   $   1,067    $ 1,187
                                            =======     =======    =======

   The following tables set forth the funded status of the plans and the amounts recognized in the consolidated balance sheets:

                                                          1997         1996
                                                          ----         ----
     Actuarial present value of accumulated benefit
        obligations, including vested benefits of
        $52,331 and $45,270 at December 31, 1997
        and 1996, respectively                         $  53,490    $  46,140
                                                        ========     ========
     Plan assets at fair value, primarily listed
        stocks and corporate and government bonds      $  62,167    $  57,396
     Less actuarial present value of
        projected benefit obligations                    (61,072)     (54,218)
                                                        --------     --------
     Excess of plan assets over projected benefit
        obligations                                        1,095        3,178
     Unrecognized prior service costs                      1,561          995
     Unrecognized net gain                               (11,241)     (12,435)
     Unrecognized transition asset                          (381)        (489)
                                                        --------     --------
             Accrued pension cost                      $  (8,966)   $  (8,751)
                                                        ========     ========


   The significant actuarial assumptions used to determine the obligations are:

                                         1997      1996      1995
                                         ----      ----      ----

     Range of weighted average           7.5%      7.5%      7.5%
        discount rates
     Range of increase in future         4.0%      4.0%    4.0% to 5.0%
        compensation levels
     Range of assumed long-term          9.0%      9.0%    8.0% to 9.0%
        rates of return on assets


   Certain of the operating subsidiaries also participate in various multi-employer defined benefit pension plans on behalf of employees pursuant to various collective bargaining agreements. Contributions to these plans included in continuing operations amounted to approximately $14,822, $14,535, and $12,755 for the years ended December 31, 1997, 1996, and 1995, respectively.

   The Company has various defined contribution plans which cover non-bargaining-unit employees meeting eligibility requirements. Contributions to these plans were approximately $1,642, $1,416, and $1,457 for the years ended
   December 31, 1997, 1995, and 1995, respectively.

        Post-retirement Health Care Benefits

   Components of the expense recognized for the years ended
   December 31, 1997, 1996, and 1995 for the retiree health care plan were as follows:

                                                1997         1996        1995
                                                ----         ----        ----

      Service costs                          $   345      $   446     $   455
      Interest cost on projected obligation      602          661         718
      Net amortization and deferral             (292)        (832)       (173)
                                              ------       ------       ------
      Net retiree health care expense        $   655      $   275     $ 1,000
                                              ------       ------       ------

   The following table sets forth the amounts recognized in the balance sheets at December 31, 1997 and 1996:

                                                            1997          1996
                                                            ----          ----
         Actuarial present value of accumulated
            postretirement benefit obligation
              Retirees                                 $   3,545     $   4,113
              Active eligible                              1,345         2,015
              Active ineligible                            3,336         3,758
          Unrecognized net gain                            4,816         4,362
                                                          ------        ------
          Retiree health care liability recognized     $  13,042     $  14,248
                                                          ------        ------

   The weighted average discount rate assumptions used to determine the accumulated postretirement benefit obligation for the retiree health care plan for 1997 and 1996 were 7.0% and 7.57%, respectively.

   The health care trend rate used to determine the pre-age 65 accumulated postretirement benefit obligation was 11% for 1997, decreasing to 6% by the year 2002 and beyond. A flat 6% rate per year is used for the post-age 65 obligation. Increasing the assumed health care trend rate by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 approximately $658 and $942, respectively, and the aggregate of the service and interest cost components of 1997, 1996, and 1995 net retiree healthcare expense approximately $98, $134, and $146, respectively.

        Long Term Incentive Compensation Plans

   The Company has adopted long-term incentive compensation plans for several of its businesses which provide for cash awards upon the achievement of specified earnings or enterprise values. Amounts related to long-term incentive plans will be accrued when the related targets are achieved. As of December 31, 1997, no amounts have been accrued.

   (18)    Related Party Transactions

        Certain Transactions with Stockholders of and Affiliates of Stockholders of SFC

   Certain of SFAC's stockholders and their affiliates previously entered into financial advisory arrangements (the Financial Advisory Agreements) with SFAC's subsidiary, SFC. Haas Wheat & Partners (Haas Wheat), an affiliate of Acadia Partners, L.P. (Acadia), and Keystone, Inc. (Keystone) each entered into such Financial Advisory Agreements. Under the terms of the Financial Advisory Agreements, SFC pays Haas Wheat an annual fee of $700 (a portion of which Haas Wheat is obligated by agreement to remit to Acadia), the Acadia affiliate an annual fee of $200, and Keystone an annual fee of $100.

   In November 1996, SF Leasing L.L.C. (of which Acadia and Keystone each owns a 45% interest and Haas Wheat owns a 10% interest) purchased from the Company all of the equipment at a manufacturing facility for the aggregate amount of $3,222 (which price was based on the appraised value of such equipment), and leased such equipment back to the Company.

   In June, 1997, the Company retained Donaldson, Lufkin &
   Jenrette Securities Corporation (an affiliate of DLJMBP, which is a stockholder of the Company) to serve as the Company's financial advisor in connection with its proposed sale of Stella. In December, 1997, upon the completion of the sale of Stella, the Company paid Donaldson, Lufkin &
   Jenrette Securities Corporation $5,400 as compensation for such financial advisory services and $200 as reimbursement of related expenses incurred by Donaldson, Lufkin & Jenrette Securities Corporation. The Board of Directors of the Company determined that the foregoing transactions were on terms no less favorable to the Company than could otherwise have been obtained by the Company in a transaction with an unaffiliated third party.


  (19)    Other Divestitures

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

  (20)    Sale Leaseback Transactions

   During 1996, the Company entered into several agreements for the sale and leaseback of production equipment at four bakeries for a net sales price of $13,194 (including the sale and leaseback described in Note 19.) The leases are classified as operating leases and, accordingly, the book value of the equipment was removed from the balance sheet. Net gains of $3,928 realized on the equipment sales at the other facilities are being deferred and amortized to income as rent expense adjustments over the lease term of 4 to 6 1/2 years.

   In December 1997, the Company repurchased the equipment at one of the bakeries for an aggregate purchase price of $2,906. A net loss of $640 was realized on the repurchase of the equipment which reduced the deferred gain account.

   (21)    Other Expense (Income)

   Other expense (income) is comprised of the following:

                                           1997        1996         1995
                                           ----        ----         ----

     Loss on disposal of property,
       plant and equipment            $   1,485   $   5,924    $     623
       Discount on receivables sold       2,603       2,440        2,303
       Other                              1,309       1,461       (1,108)
                                         ------      ------       ------
                                      $   5,397   $   9,825     $  1,818
                                         ======      ======       ======