Form 10-Q
period 1998-06-30
SPECIALTY FOODS CORP
filed 1998-08-14
CIK 912142

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q



                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended June 30, 1998 Commission File Number 33-68956

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

Yes      X       No




The number of shares outstanding of the Registrant's common stock as of July 31, 1998 was 100 shares of common stock.

SPECIALTY FOODS CORPORATION AND SUBSIDIARIES


                                        INDEX
                                        -----


PART I - FINANCIAL INFORMATION                             Page No.
                                                          ---------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of June 30, 1998 and December 31, 1997                3

     Condensed Consolidated Statements of Operations
        for the three- and six-month periods
        ended June 30, 1998 and 1997                             4

     Condensed Consolidated Statements of Cash Flows for the
        six-month periods ended June 30, 1998 and 1997           5

     Notes to Financial Statements                             6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8-10

PART II - OTHER INFORMATION                                     11

SIGNATURE                                                       12




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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

                    SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheets
                                 ($ In thousands)

                                            June 30,        December 31,
                                              1998              1997
                                          ----------        ----------
                                         (unaudited)
         Assets
Current assets:
  Cash and cash equivalents              $  148,636         $  235,033
  Accounts receivable, net                   21,130             19,163
  Inventories                                41,654             35,577
  Other current assets                       10,222              7,400
                                         ----------         ----------

          Total current assets              221,642            297,173

Property, plant, and equipment, net         216,207            187,874
Intangible assets, net                       19,696             19,434
Other noncurrent assets                      31,039             23,491
                                         ----------         ----------

       Total assets                     $   488,584         $  527,972
                                         ==========         ==========

     Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt  $     2,662         $    2,847
  Accounts payable                           45,558             51,983
  Accrued expenses                           83,284             85,344
                                         ----------         ----------

          Total current liabilities         131,504            140,174

Long-term debt                              751,997            753,581
Due to Specialty Foods Acquisition
      Corporation                             7,995              7,376
Other noncurrent liabilities                 29,528             30,645
                                         ----------         ----------

          Total liabilities                 921,024            931,776

Stockholders' equity                       (432,440)          (403,804)
                                         ----------         ----------

     Total liabilities and
         stockholders' equity            $  488,584         $  527,972
                                         ==========         ==========


See accompanying notes to condensed consolidated financial statements.


                             SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                            Condensed Consolidated Statements of Operations

                                                   (Unaudited)
                                      ($ In thousands, except share data)


                               Three months ended June 30,      Six months ended June 30,
                             -------------------------------------------------------------
                                    1998          1997               1998         1997
                                    ----          ----               ----         ----
Net sales                        $ 229,314     $ 227,199          $ 446,001    $ 441,149
Cost of sales                      120,671       123,941            238,517      245,178
                                 ---------     ---------          ---------    ---------
    Gross profit                   108,643       103,258            207,484      195,971
                                 ---------     ---------          ---------    ---------

Operating expenses:
 Selling, distribution,
  general and administrative        96,653        90,693            192,539      180,846
 Amortization of intangibles           372           345                714          690
                                 ---------     ---------          ---------    ---------
     Total operating expenses       97,025        91,038            193,253      181,536
                                 ---------     ---------          ---------    ---------

     Operating profit               11,618        12,220             14,231       14,435

Other expenses:
 Interest expense, net              20,453        22,849             40,097       45,627
 Other expense, net                    628         1,778              1,618        3,073
                                 ---------     ---------          ---------    ---------
     Loss before income taxes       (9,463)     (12,407)            (27,484)     (34,265)

Provision (Benefit) for
   income taxes                        (17)         124                  30          299
                                 ---------    ---------           ---------    ---------
     Loss from continuing
          operations                (9,446)     (12,531)            (27,514)     (34,564)


Discontinued operations:
 Net income                              -        5,604                   -        8,288
 Loss on Disposal, net                   -       (5,699)                  -       (5,368)
                                 ---------    ---------           ---------    ---------
                                         -          (95)                  -        2,920


         Net loss                $  (9,446)   $ (12,626)          $ (27,514)   $ (31,644)
                                 ==========   =========           =========    =========





See accompanying notes to condensed consolidated financial statements.

                            SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                            Condensed Consolidated Statements of Cash Flows

                                                (Unaudited)
                                              ($ In thousands)

                                                    Six months ended June 30,
                                                -------------------------------
                                                     1998                1997
                                                     ----                ----
Cash flows from operating activities:
 Loss from continuing operations               $  (27,514)          $  (34,564)
 Adjustments to reconcile to net cash from
  continuing operating activities
     Depreciation and amortization                 13,728               11,774
     Debt issuance cost amortization                3,989                2,755
     Changes in operating assets and
       liabilities, net of effects from
       businesses acquired or sold                (18,422)             (39,770)
                                               ----------            ---------
       Net cash used by continuing
           operating activities                   (28,219)             (59,805)
       Net cash used by discontinued operations         -               (2,456)
                                               ----------            ---------

           Net cash used by operations            (28,219)             (62,261)


Cash flows from investing activities:
 Proceeds from divestitures of businesses               -                51,567
 Capital expenditures                             (44,250)              (16,955)
 Other                                               (790)                 (297)
                                               ----------            ----------
          Net cash provided (used) by
           investing activities                   (45,040)               34,315


Cash flows from financing activities:
 Increase (decrease) in revolving credit                -               (35,500)
 Advance to Parent                                      -                19,500
 Refinancing costs                                (11,469)                    -
 Payments on long-term debt                        (1,168)               (2,066)
 Other                                               (501)                 (574)
                                               ----------            ----------
          Net cash used by
            financing activities                  (13,138)              (18,640)

Decrease in cash and cash equivalents             (86,397)              (46,586)
Cash - beginning of period                        235,033                49,146
                                               ----------            ----------
Cash - end of period                          $   148,636            $    2,560
                                               ==========            ==========

See accompanying notes to condensed consolidated financial statements.

                           SPECIALTY FOODS CORPORATION AND SUBSIDIARIES
                       Notes to Condensed consolidated Financial Statments
                                ($ In thousands, except per share data)


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

       These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 1997 included in the annual report filed on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

       Certain amounts in the 1997 financial statements have been reclassified to conform to the manner in which the 1998 financial statements have been presented.


   NOTE 2 - Inventories

      The components of inventories are as follows:

                                        June 30,       December 31,
                                         1998              1997
                                        ------            ------

        Raw materials and packaging    $  14,583       $  14,026
        Work in progress                   1,610           1,857
        Finished goods                    23,089          17,340
        Other                              2,372           2,354
                                       ---------       ---------
                                       $  41,654       $  35,577
                                       =========       =========



       Inventories are stated at the lower of cost or market.
       Cost is determined principally by the first-in first-out
       ("FIFO") method.

   NOTE 3 - Discontinued Operations

       Discontinued operations relate to the divestiture of certain operating companies during 1997.
       These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No.
       30. Operating results for these businesses, including revenues of $176 million and $408 million for the quarter ended and the six month period ended June 30, 1997, respectively, have been classified as discontinued operations in the Consolidated Statement of Operations. No interest expense has been allocated to discontinued operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Seasonality

The Company's businesses are moderately seasonal with lower sales, operating profit, and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher bread and cookie sales in the summer months, as well as the winter holiday season.


Results of Operations

COMPARISON OF SECOND QUARTER 1998 TO SECOND QUARTER 1997

Consolidated net sales from continuing operations increased 1% to $229.3 million in 1998 compared to $227.2 million in 1997. Net sales of the Bakery Operations increased $8.4 million (5%) to $186.3 million in 1998. The increase was primarily due to volume increases at Metz and Mother's. Net sales of the Meat Operations decreased $6.3 million (13%) to $43.0 million due to lower sales volume and market driven price decreases on its formula priced products reflecting a decrease in beef and pork commodity prices.

The Company's gross profit margin percentage increased to 47.4% in 1998 from 45.4% in 1997 primarily due to increased volume, production efficiencies, a favorable sales mix shift at Mother's and lower flour costs.

Selling, distribution, and general and administrative expenses increased $6.0 million (7%) in 1998 to $96.7 million. This increase is principally related to costs associated with contractual wage and fringe benefit increases, higher advertising and promotion costs, and distribution expense at Metz due to new business volume.

Interest expense, net in 1998 decreased $2.3 million to $20.5 million from $22.8 million in 1997. The decrease is primarily due to the paydown of the Revolver and interest earned on cash equivalents.

Other expense, net decreased to $0.6 million in 1998 compared to $1.8 million in 1997 and consists principally of discount expense on the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations decreased to $9.4 million in 1998 compared to $12.5 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE
30, 1997

Consolidated net sales from continuing operations increased 1% to $446.0 million in 1998 compared to $441.1 million in 1997. Net sales of the Bakery Operations increased $15.1 million (4%) to $357.2 million in 1998. The increase was primarily due to volume increases at Metz and Mother's. Net sales of the Meat Operations decreased $10.3 million (10%) to $88.8 million due to lower sales volume and market driven price decreases on its formula priced products reflecting a decrease in beef and pork commodity prices.

The Company's gross profit margin percentage increased to 46.5% in 1998 from 44.4% in 1997 primarily due to increased volume, production efficiencies, a favorable sales mix shift at Mother's and lower flour costs.

Selling, distribution, and general and administrative expenses increased $11.7 million (6%) in 1998 to $192.5 million. This increase is principally related to costs associated with contractual wage and fringe benefit increases, higher advertising and promotion costs, and higher distribution expense at Metz due to new business volume.

Interest expense, net in 1998 decreased $5.5 million to $40.1 million from $45.6 million in 1997. The decrease is primarily due to the paydown of the Revolver and interest earned on cash equivalents.

Other expense, net decreased to $1.6 million in 1998 compared to $3.1 million in 1997 and consists principally of discount expense on the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations decreased to $27.5 million in 1998 compared to $34.6 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three and six-month periods ended June 30, 1998 and 1997 is calculated as follows:


                                  Three Months Ended          Six Months Ended
                                     June 30,                     June 30,
                                 1998       1997              1998       1997
                                 ----       ----              ----       ----
                                               (In Millions)

Operating Profit               $  11.6    $  12.2           $  14.3    $  14.5
Depreciation and amortization      7.2        5.9              13.7       11.7
                               -------    -------           -------    -------

EBITDA                         $  18.8    $  18.1           $  28.0    $  26.2
                               =======    =======           =======    =======

Liquidity and Capital Resources

Net cash used in operating activities totaled $28.2 million in 1998. The $18.4 million use of cash for changes in operating assets and liabilities included increased inventories of $6.1 million for seasonal inventory build and $6.4 million for reductions in accounts payable as the Company took advantage of certain cash discount opportunities. In 1997, cash used by operating activities of $62.3 million was principally driven by increased working capital requirements, including higher levels of receivables and inventories and reductions in accounts payable and accrued expenses.

Net cash used by investing activities totaled $45.0 million in 1998. The activity in 1998 was primarily attributable to the Company purchasing $19.5 million of fleet and production equipment previously leased and planned capital expenditures. In 1997, net cash provided by investing activities of $34.3 million was primarily attributable to the net proceeds from the sale of divested businesses, offset by capital expenditures.

Net cash used in financing activities amounted to $13.1 million in 1998 principally due to refinancing costs and scheduled payments on long-term debt. In 1997, net cash used by financing activities of $18.6 million was primarily attributable to a decrease in revolving credit borrowings, partially offset by the issuance of preferred stock.

Based upon the above, the net decrease in cash in 1998 and 1997 was $86.4 million and $46.6 million, respectively.

As of June 30, 1998, the Company had a cash balance of $149 million and has no borrowings under its $125 million Revolving Credit Facility. Outstanding letters of credit of $7 million as of June 30, 1998 reduce available funds under the facility. Management believes that these funds along with operating cash flows should be adequate to fund the Company's short-term obligations and its 360-day asset sale reinvestment obligations stemming from the December 5, 1997 sale of Stella Foods, Inc. However, there can be no assurance that available funds will be adequate to meet such needs. By the year 2000, the Company's ability to meet its cash debt service requirements will be dependent upon either refinancing a significant portion of its indebtedness or additional asset sales.

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 14, 1998 in Deerfield, Illinois. The stockholders of the
Company took the following actions at the annual meeting:

1. The stockholders elected the following directors of the Company to serve for the term expiring on the date of the next annual meeting or until their respective successors are duly elected and qualified:
     Messrs. Thomas J. Baldwin, Lawrence S. Benjamin, J. Taylor Crandall, Charles J. Delaney, Daniel L. Doctoroff, Robert B. Haas, Jerry M. Meyer, Andrew J. Nathanson, David G. Offensend, Marc A. Particelli, Anthony P. Scotto and Douglas
     D. Wheat. An aggregate of 48,148,300 shares were cast in favor of the election of each of the directors: none were cast against.

2. The stockholders ratified and approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the Company's 1998 fiscal year. An aggregate of 48,148,300 shares were cast in favor of the action: none were cast against.


Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) The Company did not file a report on Form 8-K during the second quarter of 1998.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SPECIALTY FOODS CORPORATION
                      ------------------------------
                              (Registrant)
                              ------------


                                   By:


Date:  August 14, 1998             /s/ Robert L. Fishbune
                                   Robert L. Fishbune
                                   Vice President and Chief
                                        Financial Officer




                                 EXHIBIT INDEX


Exhibit
Number               Description of Document
--------             -----------------------

27*                  Financial Data Schedule


___________


*Filed Herewith.