Form 10-K
period 1998-12-31
SPECIALTY FOODS CORP
filed 1999-03-31
CIK 912142

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-K


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1998   Commission File Number 33-68956

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

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  X      No
            ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                                  ---

     State the aggregate market value of voting stock held by non-affiliates of the Registrant. No market presently exists for the Registrant's Common Stock.

     Number of shares of common stock outstanding as of March 17, 1999: 100 shares.

     Documents incorporated by reference:  None.

                       TABLE OF CONTENTS

                                                           Page
                                                           ----
                             PART I

Item 1.     Business                                         3
Item 2.     Properties                                       8
Item 3.     Legal Proceedings                                8
Item 4.     Submission of Matters to a Vote of Security
            Holders                                          9

                            PART II

Item 5.     Market for the Registrant's Common Equity and
            Related Stockholder Matters                     10
Item 6.     Selected Financial Data                         10
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations   11
Item 7A.    Quantitative and Qualitative Disclosure about
            Market Risk                                     15
Item 8.     Financial Statements and Supplementary Data     15
Item 9.     Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure          15

                            PART III

Item 10.    Directors and Executive Officers of the
            Registrant                                      16
Item 11.    Executive Compensation                          19
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                  24
Item 13.    Certain Relationships and Related Transactions  27

                            PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                             29


                   FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect the Company's expectations and are based on currently available information. When used in this Report, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results, performance, achievements or other information may vary materially from those expressed in, or implied by such forward-looking statements and are subject to numerous risks and uncertainties. Factors that could cause actual results to differ materially from those in forward-looking statements include: general economic conditions; industry conditions, including competition, consolidation and cost and availability of raw materials; weather; interest rates; access to capital markets and the timing of and value received in connection with asset divestitures. No assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations and financial condition of the Company.

                              PART I

Item 1.   Business

Specialty Foods Corporation ("SFC"), a Delaware corporation, is a leading producer, marketer and distributor of bakery products, including bread, cookies and other baked goods throughout the United States. The Company's bakery operations include Metz Baking Company ("Metz"), Mother's Cake & Cookie Co. ("Mother's"), Archway Cookies, Inc. ("Archway") and Andre-Boudin Bakeries, Inc. ("Boudin"). Specialty Foods Acquisition Corporation ("SFAC"), a Delaware corporation, owns all of the capital stock of SFC. SFAC, SFC and their subsidiaries, including Metz, Mother's, Archway and Boudin are referred to herein as the "Company".


Operations

The Company operates principally in one segment of business - bakery products (bread, cookies, baked goods and bakery cafes). The Company believes its cookie operations are the third largest in the nation and that the Company has a leading regional position in multiple product lines within the bread and baked goods markets of the baking industry. The Company operates one of the largest food distribution systems in the U.S. with a network of more than 2,385 direct-store-delivery ("DSD") routes across 45 states.

Metz, established in 1922 and headquartered in Deerfield, Illinois, is a leading retail bread company serving a sixteen state area of the Midwestern United States. Metz's product line includes breads, buns, rolls and sweet goods. These products are marketed by Metz under the Taystee, Holsum, Old Home, Master, Country Hearth, Egekvist, D'Italiano, Pillsbury and Healthy Choice brand names and numerous private labels. Metz distributes its products through a company-owned direct-store-delivery ("DSD") system to retail grocers, club stores, mass merchants, convenience stores and other outlets.

Mother's, founded in 1914 and based in Oakland, California, is the second largest retail cookie producer and distributor in the Western United States. Mother's products are marketed under the Mother's, Mrs. Wheatley's, Bakery Wagon and Marie Lu brand names. Mother's sells its cookie products primarily to retail grocers in 14 states through a DSD system that is primarily company-owned. Mother's also sells nationally through club stores, mass merchandisers and other outlets.

Archway, headquartered in Battle Creek, Michigan and established in 1936, is one of the nation's leading cookie makers and is the leading producer of homestyle soft cookie varieties. Archway bakes more than one billion cookies annually, producing more than 60 varieties of cookies, including homestyle, holiday and sugar free products under the Archway brand name. Archway distributes its cookies through an independent DSD network and franchisees that resell to retail food outlets and chain stores throughout the U.S. and Canada.

Boudin, which is based in San Francisco and was founded in the Gold Rush of 1849, is a leading marketer of premium branded specialty breads and bread-related products. Boudin sells most of its products through 46 company owned and operated bakery cafes in California (37), Chicago (7) and Dallas (2). Boudin also distributes some of its products through its own direct-mail catalog and a limited number of retail grocers.

Acquisition Strategy

In 1998, the Company completed five acquisitions of bakery companies that complement the Company's existing business, expand its geographic scope and strengthen its competitive position. The Company's acquisition strategy is consistent with many of the other larger companies in the baking industry. In recent years, the bread industry has undergone substantial consolidation as several larger regional competitors (most notably, Interstate Brands, Earthgrains Company and Flowers Industries) have expanded their businesses through the acquisition of smaller regional companies. Similarly, leading cookie manufacturers such as Keebler have continued to pursue strategic acquisitions of smaller cookie makers. These consolidations and acquisitions are being driven by the opportunity to increase sales and market share, and reduce costs through the combining of manufacturing, distribution and administrative capabilities.

In October 1998, the Company acquired Archway which, together with Mother's, creates the nation's third largest cookie business. The Archway acquisition provides the Company with a strong, established brand name, more diversified product lines and a nation-wide presence. The Archway acquisition also provides opportunities to realize significant operational and distribution synergies. The Company acquired the capital stock of Archway for approximately $90 million. In addition, the Company used approximately $26 million to repay certain indebtedness of Archway. The Company also completed four smaller, strategic bread acquisitions in 1998. Boudin acquired Pane Corporation, doing business as San Diego Bread Company, which sells a variety of specialty breads, including a private label sourdough that complements Boudin's premium sourdough bread brand in California. The acquisition of the San Diego Bread Company provides Boudin with the opportunity to strengthen its position in Southern California. Metz also acquired three bakery companies in 1998: (i) Clear Lake Bakery, Inc., which bakes and distributes a variety of bread, buns, rolls, doughnuts and sweet rolls throughout Iowa; (ii) Grandma Sycamore's, which distributes its brand name bread throughout Utah and neighboring states; and (iii) Eagle (Rock Island) Bakery which produces private label bread and buns distributed in Iowa and Illinois. These bread acquisitions provide significant opportunity for reducing costs and strengthening Metz's competitive position in its core Midwestern geography.

The Company intends to continue to selectively acquire bakery businesses to build enterprise value through the realization of significant cost synergies. The Company has identified other potential acquisition candidates with a range of synergy opportunities that arise from a combination with its existing bakery business.


Divestitures

SFC has entered into a definitive agreement to sell all of the capital stock of its subsidiary HMFS Holdings, Inc. ("HMFS" and, together with its operating subsidiary, H&M Food Systems Company, Inc., "H&M"), a leading producer of specialty meats and meat-based prepared foods for restaurants and food manufacturers, for approximately $132 million (the "H&M Sale"). Subject to required regulatory approval, the Company expects to close the H&M Sale in the second quarter of 1999. The Company expects to realize net cash proceeds of approximately $110 million from the H&M Sale after repurchasing H&M's accounts receivable, establishing a $5 million one-year escrow and paying transaction costs. The Company currently expects to utilize a portion of the net proceeds to make investments in its bakery businesses, including acquisitions, and to pay down indebtedness. H&M's results have been reported as a discontinued operation in the Company's financial statements. The total sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") of H&M in 1998 were $181.0 million and $16.0 million, respectively.

Financing Structure

The Company's financing structure at the date of this Report consists of the following: $122.8 million Revolving Credit Facility at the operating subsidiary level ("Revolving Credit Facility"); $169.1 million Term Loan Facility at the SFC level ("Term Loan Facility"); $225 million of 10 1/4% Senior Notes due 2001 issued by SFC ("10 1/4% Senior Notes"); $150 million of 11 1/8% Senior Notes due 2002 issued by SFC ("11 1/8% Senior Notes"); $200 million of 11 1/4% Senior Subordinated Notes due 2003 issued by SFC ("Senior Subordinated Notes"); 13% Senior Secured Discount Debentures due 2005 issued by SFAC with an accreted value at December 31, 1998 of $295.2 million ("Senior Debentures"); and 11% Senior Subordinated Discount Debentures due 2006 issued by SFAC with an accreted value at December 31, 1998 of $134.7 million ("Subordinated Debentures"). In addition, the Company is a party to an accounts receivable securitization facility pursuant to which the accounts receivable of the Company's operating subsidiaries are transferred to a master trust ("Accounts Receivable Facility"). The maximum amount of accounts receivable that can be sold to the Accounts Receivable Facility is $75 million. The Revolving Credit Facility, Term Loan Facility and Accounts Receivable Facility were refinanced in March, 1998. The Term Loan and Revolving Credit Facilities have a final maturity date of January 31, 2000. The Accounts Receivable Facility also has a final maturity date of January 31, 2000 and begins to amortize on December 15, 1999.

In October 1998, the Company commenced private exchange offers (the "Exchange Offers") for certain series of publicly-held debt of both SFAC and SFC. The offers are to exchange such series of SFAC and SFC existing debt for new debt securities of two new intermediate holding companies. Both Exchange Offers remain outstanding as of the date of this Report. SFAC is offering certain holders of its Senior Debentures the opportunity to exchange their existing debt for new 13% Senior Secured Discount Debentures (the "New Senior Debentures") of a new intermediate holding company. The New Senior Debentures include provisions which (i) extend the cash pay interest and maturity dates,
(ii) give SFAC a call option at prescribed discounts of accreted value and (iii) provide holders of its Senior Debentures who consent to the exchange up to an aggregate of ten percent of the equity interest of a new intermediate holding company. Holders of more than 50% of the Senior Debentures have indicated their agreement to exchange the Senior Debentures for New Senior Debentures. SFC is offering certain holders of its existing notes the opportunity to exchange their existing debt for new notes (the "New Notes") of another new intermediate holding company. The New Notes have substantially the same terms and covenants as the existing notes and will remain structurally senior to the New Senior Debentures. The holders of SFC's public debt are being offered $5 per $1,000 note to consent to the transaction. In addition, SFC is seeking the consent of its Revolving Credit Facility and Term Loan Facility lenders to amend their agreements to conform to the new holding company structure.

SFAC, SFC and each subsidiary of SFC is a separate corporate entity. Because the Company conducts substantially all of its business through its subsidiaries, the ability of SFAC, SFC or any new intermediate holding company to meet its obligations under its indebtedness and to its creditors will be dependent on the earnings and cash flow of its subsidiaries and the ability of its subsidiaries to pay dividends and to advance funds to it. In addition, rights of SFAC, SFC and any new intermediate holding company and the rights of such companies' creditors and securities holders, including the holders of debt securities, to participate in the assets of any subsidiary upon such subsidiary's liquidation or recapitalization will be subject to prior claims of such subsidiary's creditors, except to the extent that such company may itself be a creditor with recognized claims against any such subsidiary.

SFAC and SFC were formed in June 1993 to acquire (the "Acquisition") the North American food businesses (the "Acquired Companies" or the "Predecessor Company") of Beledia N.V., a subsidiary of Artal Group S.A.


Competition

The Company's bakery businesses compete in the highly competitive bakery products industry. Competition is likely to increase due to continued industry consolidation and overcapacity in certain areas of the country. Competitors include multi-product large food companies
(such as Bestfoods), national bakers (such as Interstate Brands and Earthgrains), cookie companies with national distribution (such as Keebler and Nabisco) and numerous smaller regional and local companies. Many of the Company's larger competitors have significantly greater financial, marketing and other resources than the Company, while smaller competitors may have lower fixed costs and greater operating flexibility. The Company is also more highly leveraged than most of its competitors, which may place it at a competitive disadvantage or restrict the Company's ability to implement its acquisition strategy in a consolidating industry. The Company does not encounter material foreign competition. Competition is based on a number of factors including price, quality, brand loyalty, service, freshness, marketing effectiveness and obtaining access to retail outlets and adequate shelf space.


Raw Materials

The Company is a major purchaser of flour, sugar, vegetable oils, and other agricultural products, as well as plastic, paper and corrugated products for packaging materials. Although the Company has some long-term contracts, the bulk of such raw materials are purchased on the open market or pursuant to short-term agreements. The prices paid for food product raw materials generally reflect external forces, among which weather conditions and commodity market activities are the most significant. Although the prices of the principal raw materials used by the Company can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), such materials are generally in adequate supply and available from numerous sources. Occasionally, and where possible, the Company makes advance purchases of commodities significant to its business in order to lock in what is perceived to be favorable pricing and to protect itself from basic market price fluctuations. The Company seeks to pass through increases in the costs of commodity ingredients to its customers where possible. The Company's ability to do so is dependent primarily upon competitive conditions and pricing methodologies employed in the various geographies in which the Company conducts its business.


Trademarks, Patents and Licenses

The Company owns or licenses a number of trademarks and tradenames which management believes provide significant value to several of the Company's product lines because of their recognition by customers and consumers. The Company owns or licenses a number of patents, but such patents and licenses are not considered material to the conduct of the Company's businesses, and the Company does not believe that any of its businesses are substantially dependent on patent protection.

Seasonality, Working Capital

The Company's business is moderately seasonal with higher sales, operating profit and cash flows generally occurring in the second, third and fourth quarters of the year. This seasonality is due primarily to higher bread and cookie sales in the summer and fall months, as well as the holiday season.


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


Regulation

     Public Health

The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations administered by the Food and Drug Administration ("FDA"). These comprehensive regulatory schemes govern, among other things, the manufacture, composition, ingredient labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for food through its current "good manufacturing practices" regulations, specifies the called standards of identity ("recipes") for certain foods, including many of the kinds of products marketed by the Company's subsidiaries, and prescribes the format and content of certain information required to appear on the labels of food products.

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

The operations and the products of the Company's business also are subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of the facilities.

     Federal Trade Commission

The Company is subject to certain regulations by the Federal Trade Commission ("FTC"). Advertising of the Company's businesses is subject to regulation by the FTC pursuant to the Federal Trade
Commission Act and the regulations promulgated thereunder.

     Employee Safety Regulations

The Company is subject to certain health and safety regulations including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

     Employees

As of December 31, 1998, the Company employed approximately 8,300 persons. Approximately 62% of the Company's labor force are or will be covered by collective bargaining agreements upon completion of current negotiations.


Item 2.   Properties

The Company uses various owned and leased plants, warehouses, and other facilities in its operations. These facilities are located primarily in the Midwest and California. Management believes that the facilities are properly equipped with machinery suitable for this use. Such facilities and related equipment are well maintained generally and are adequate for the conduct of current operations. Management also believes that the Company's facilities have sufficient capability and capacity to meet the Company's long-term needs. The following is a summary of significant facilities that were operated by the Company as of December 31, 1998.

                       Number of Facilities
               -----------------------------------
               Owned          Leased         Total
               -----          ------         -----
                25              61             86

Substantially all of the Company's owned facilities are subject to mortgages for the benefit of the lenders under the Revolving Credit Facility.

In addition, the Company operates a number of retail outlets and retail bakery stores.


Item 3.   Legal Proceedings

On May 20, 1993, prior to the SFC acquisition from Artal,
Cacique, Inc. ("Cacique") commenced proceedings against certain former subsidiaries of the Company ("Stella") in the California Superior Court, Alameda County related to "Hispanic"- style cheese ("Product") produced by Stella between 1993 and September 1994. In November 1997, Stella was sold to a third party, but the Company has retained liability with respect to this proceeding, has indemnified the purchaser in connection therewith and continues to control the defense of this action.

Cacique's complaint asserts causes of action for misappropriation of trade secrets, trademark interference, inducing breach of contract, interference with business relations, unfair competition and conspiracy to commit certain of the causes previously stated. Cacique claims damages for lost profits of approximately $14 million in addition to punitive damages and attorneys' fees. Stella filed a cross-complaint seeking approximately $14 million in damages based upon allegations that Cacique had engaged in predatory pricing practices.

This proceeding is currently scheduled for trial in the second quarter of 1999. The Company intends to continue to vigorously defend against Cacique's allegations and pursue its claims against Cacique. Although any litigation has an element of uncertainty and no assurances therefore can be given, management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

In addition, the Company is involved in contractual disputes, administrative and legal proceedings and investigations of various types, arising out of the ordinary course of business. Although any litigation, proceeding or investigation has an element of uncertainty, the Company does not believe that any single matter, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations. The Company does not believe at this time that there is a reasonable possibility that all or a majority of such matters will be decided against the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders of SFAC, through the solicitation of proxies or otherwise, since the filing by the Company of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

                               PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

There is no public market for the common stock, par value $.01 per share ("SFC Common Stock"), of SFC, all of which is held by SFAC.

Certain of the Company's debt agreements contain covenants that restrict or prohibit (with de minimus exceptions) SFC from paying dividends or making other distributions to SFAC. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnote 13 to the accompanying financial statements for additional discussion of such restrictions.


Item 6.   Selected Financial Data



                                   (In millions)

                       1998    1997     1996     1995     1994
                       ----    ----     ----     ----     ----
Net Sales              $742    $718     $706     $704     $667
                       =====   =====    =====    =====    =====

(Loss) from
continuing
operations (1)(2)      $(56)   $(67)   $(285)   $(209)    $(65)
                      ======  ======   ======   ======   ======

Income (loss) from
discontinued
operations (1)(2)(3)    $10    $165    $(161)    $(61)     $45
                      ======  ======   ======   ======   ======

Total Assets           $530    $513     $522     $985   $1,242
                      ======  ======   ======   ======   ======

Long-Term Debt         $820    $753     $834     $831     $802
                      ======  ======   ======   ======   ======

(1) In 1996, the loss from continuing operations included a goodwill write-down of $203 million, while discontinued operations included a goodwill write-down of $152 million.

(2) In 1995, the loss from continuing operations included a goodwill write-down of $157 million, while discontinued operations included a goodwill write-down of $97 million.

(3)  Interest expense is not allocated to discontinued operations.

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

                                       1998     1997    1996
                                       ----     ----    ----
Net sales                              100.0%   100.0%  100.0%
Cost of sales                           44.4     44.8    46.5
                                       -----    -----   -----
     Gross profit                       55.6     55.2    53.5

Operating expenses:
     Selling, distribution, general
       and administrative               51.1     51.2    49.4
     Amortization of intangible assets   0.2      0.1     1.0
     Goodwill write-down                   -        -    28.9
                                        ----     ----    ----
Total operating expenses                51.3     51.3    79.3
                                        ----     ----    ----
     Operating profit (loss)             4.3      3.9   (25.8)
Interest expense, net                   11.4     12.6    13.2
Other expenses, net                      0.4      0.7     1.4
                                        ----     ----   ------
     Loss from continuing operations    (7.5)%   (9.4)  (40.4)%
                                        =====    =====  ======


Results of Operations

     1998 Compared to 1997

Consolidated net sales from continuing operations increased 3.4% to $742.3 million in 1998 compared to $718.1 million in 1997. The increase in net sales was attributed to volume gains at Metz and the inclusion of ten weeks of Archway sales in 1998 partially offset by one less week of sales due to 1997's fifty-three week year, changes in customer mix and lower pricing at Mother's. The volume gains at Metz resulted from the expansion into central Illinois and new private label business.

The Company's gross profit margin increased to 55.6% in 1998 from 55.2% in 1997. The gross profit margin percentage was favorably impacted by product mix at Mother's and lower commodity costs at Metz. Offsetting these favorable trends were inflationary increases in manufacturing costs and higher depreciation expense.

Selling, distribution, general and administrative ("SDG&A") expenses increased $12.7 million or 3.5% in 1998 to $379.8 million. However, as a percentage of sales, SDG&A expenses were held constant in 1998. SDG&A increases were attributed to the inclusion of Archway for ten weeks in 1998, contractual wage increases, Mother's advertising campaign and Metz's new business initiatives. Headcount reductions at both Mother's and Metz reduced the level of SDG&A expenditures in 1998.

Interest expense, net in 1998 decreased $6.0 million or 6.6% to $84.8 million from $90.8 million in 1997. The decrease is primarily due to reduced borrowings under the Revolving Credit Facility throughout the year and interest earned on cash equivalents.

Other expense, net was $3.1 million in 1998 compared to $4.7 million in 1997. The reduction is primarily due to a decrease in the loss on disposals of property, plant, and equipment in 1998.

As a result of the above factors, net loss from continuing operations decreased to $55.9 million in 1998 compared to $67.5 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the Company's highly leveraged capital structure, EBITDA is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations in 1998 and 1997 is calculated as follows:

                                         (In thousands)
                                         --------------

                                      1998             1997
                                      ----             ----
Continuing Operations:
   Operating profit                  $31,483          $28,303
   Amortization                        1,471              900
   Depreciation                       25,733           20,187
                                      ------          -------
                                      58,687           49,390
Discontinued Operations (H&M only)    15,977           13,078
                                      ------          -------
                                     $74,664          $62,468
                                     =======          =======

1997 Compared to 1996

Consolidated net sales from continuing operations increased 1.7% to $718.1 million in 1997 compared to $706.0 million in 1996. Net sales increased $12.1 million principally due to increased cafe sales at Boudin's and an additional week of sales due to the operating units' fifty-three week year in 1997.

The Company's gross profit margin increased to 55.2% in 1997 from 53.5% in 1996 primarily driven by margin gains due to lower commodity costs.

SDG&A expenses increased $17.6 million or 5.0% in 1997 to $367.1 million. Selling expenses increased primarily due to increased store personnel for Boudin's new cafes and increased promotional spending at Mother's. Distribution expenses increased due to the inflationary cost increases in the DSD systems at Metz and Mother's. General and administrative expenses decreased primarily due to a reduction in SFC corporate overhead expenses and non-recurring 1996 severance expense related to former senior executives of the Company.

Interest expense, net in 1997 decreased $2.7 million or 2.9% to $90.8 million from $93.5 million in 1996 principally due to the decreased borrowing under the Revolving Credit Facility.

Other expense, net was $4.7 million in 1997 compared to $9.1 million in 1996. The decrease is primarily due to a decrease in the loss on disposals of property, plant, and equipment in 1997.

As a result of the above factors and the goodwill write-off of $203.3 million in 1996, net loss from continuing operations decreased to $67.5 million in 1997 compared to $285.8 million in 1996.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

The extraordinary loss of $5.7 million in 1997 resulted from the write-off of deferred financing costs associated with the Revolving Credit Facility, Term Loan Facility and Accounts Receivable Facility, each of which were refinanced in the first quarter of 1998.

Liquidity and Capital Resources

In 1998, net cash used in operating activities totaled $44.0 million, including cash requirements of $18.8 million related to continuing operations, $13.5 million related to working capital and $11.7 million for discontinued businesses. Net of the effects of acquisitions, the use of cash related to working capital is primarily due to the reduction in accounts payable of $8.5 million as the Company took advantage of certain discount opportunities, a decrease in accrued expenses of $12.4 million for expenditures associated with acquisition liabilities and restructuring payments, offset by cash provided of $8.9 million from increased funding under the accounts receivable facility. Net cash used in operating activities in 1997 was $95.6 million. The increase in net cash used in operating activities in 1997 as compared to 1996 was primarily attributable to the increased cash requirements of discontinued operations, payment of accrued acquisition liabilities, restructuring payments, and reductions in accounts payable and accrued expenses. In 1996, cash used by operating activities of $7.0 million was principally due to the increased loss from continuing operations offset by net cash provided by discontinued operations and increased funding under the accounts receivable facility.

Net cash used by investing activities totaled $239.6 million in 1998.
The activity in 1998 was primarily attributable to the use of $135.0 million to acquire businesses, the purchase of $35.4 million of transportation and production equipment previously leased and planned capital expenditures. In 1997, cash provided by investing activities of $344.7 million was primarily attributable to the net proceeds from the divestiture of business units, offset by capital expenditures. In 1996, cash provided by investing activities of $56.8 million resulted from the net proceeds from the sale of B&G Foods, Inc. and Burns & Ricker, Inc. and sale-leaseback transactions, offset by capital expenditures.

Net cash provided by financing activities amounted to $55.1 million in 1998, primarily due to additional borrowings under the Company's Revolving Credit Facility, offset by refinancing costs and scheduled payments on long-term debt. Net cash used in financing activities amounted to $63.1 million in 1997 as a paydown of revolving credit borrowings and normal payments on long-term debt were partially offset by an issuance of redeemable preferred stock. In 1996, cash used by financing activities of $3.2 million was primarily due to payments of long-term debt and refinancing costs slightly offset by increased revolver borrowings.

Based upon the above, the net increase (decrease) in cash in 1998, 1997 and 1996 was $(228.4) million, $186.1 million and $46.5 million, respectively.

In March 1998, the Company refinanced its Revolving Credit Facility, Term Loan Facility and Accounts Receivable Facility with a new syndicate of financial institutions. The provisions of the Revolving Credit Facility and Term Loan Facility contain certain restrictive covenants that require the Company to maintain specified leverage and interest coverage ratios and other limitations regarding capital expenditures, sales of assets, loans and investments and encumbrances of assets. In addition, the Company's ability to incur additional indebtedness is significantly limited under such facilities.

As of December 31, 1998, the Company has a cash balance of $5.9 million and has $75.0 million of borrowings under its $122.8 million Revolving Credit Facility. Outstanding letters of credit of $10.2 million as of December 31, 1998 reduce available funds under the facility.

In 1999, working capital requirements are projected to be lower than 1998 and capital expenditures are planned to be substantially reduced from 1998 levels. The Company will continue to pursue selective bakery acquisitions. Management believes that available funds and proceeds from the H&M sale should be adequate to fund the Company's 1999 operations, capital expenditures and acquisitions. However, there can be no assurance that available funds will be adequate to meet such needs.

The Revolving Credit Facility and Term Loan Facility mature in January 2000. The Accounts Receivable Facility begins to amortize December
15, 1999 and matures in January 2000. By the year 2000, the Company's ability to meet its cash debt service requirements will be dependent upon refinancing a significant portion of its indebtedness.
Currently, the Company is pursuing an exchange offer more fully described under Item 1- Business- Financing Structure and in Note 13 to the accompanying financial statements. If the exchange offer is completed, the Company also plans to pursue an extension of the term of SFC's Revolving Credit Facility, Term Loan Facility and Accounts Receivable Facility. Management believes that completion of an exchange offer and the extension of its senior secured indebtedness are essential elements in continuing to operate the Company's business as currently conducted. There can be no assurance, however, that the Company will be successful in completing the proposed exchange offer or extending the term of its senior secured indebtedness.


Year 2000 Issues

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to define the applicable year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause system failures and other computer errors, resulting in business and operational disruptions. In 1998, the Company developed a three-phase program to address the Y2K issue as it relates to its information systems and other computer-based operations. Phase I was the identification of those Company systems which could be impacted by the Y2K issue. Phase I was completed in 1998. Phase II, which was substantially completed during 1998, included the development and implementation of the corrective steps necessary to ensure Y2K compliance. The Company anticipates the completion of Phase III, the final testing of all systems potentially at risk to ensure remediation of any Y2K issues, by mid-1999. The Company has identified three major areas it believes are essential for the successful resolution of any Y2K issues: (1) financial and informational system applications, (2) manufacturing applications and
(3) third-party relationships.

The Company has completed its review of its systems and has contacted software suppliers to assess major areas of potential exposure due to the Y2K issue. While a number of the Company's systems have been determined to be Y2K compliant, certain applications required remediation. The Company has substantially completed its remediation and is currently replacing certain non-Y2K compliant hardware and software as well as testing Y2K software changes. Such efforts are expected to be completed by the second quarter of 1999. In addition, the Company has contacted key third parties, most of which expect to be Y2K compliant by mid-1999.

The Company has already spent approximately $0.5 million to identify, modify and replace those systems with likely exposure to Y2K issues and expects to spend approximately an additional $0.8 million to complete this compliance program.

The Company is not able to determine the potential impact of a failure of some or all of its systems in the event its compliance efforts are not completely successful, nor has the Company been able to assess the potential effect on its operations and financial condition caused by systems failures or disruptions to any of its suppliers, customers, service providers or other major third parties.


Item 7A.   Quantative and Qualitative Disclosure about Market Risk.

During 1998, the Company entered into interest rate swap agreements to reduce its exposure to changes in the cost of its variable rate borrowings as required by its Term Loan Facility. Under the interest rate swap agreements, which expire in January 2000, the Company receives floating rate payments from the counterparties based upon the three-month LIBOR and makes fixed rate payments at 5.753% and 5.765% to the respective counterparties. The payments are calculated based upon a notional principal amount of $100 million. The net differential of interest to be paid or received under the remaining agreements is recognized as incurred. In 1998, net payments totaling $30 thousand were made to the counterparties. Off-balance-sheet risk from the interest rate swap agreements at December 31, 1998 includes the risk associated with changes in market values and interest rates. The counterparties to the agreements are major financial institutions.


Item 8.   Financial Statements and Supplementary Data

See Index to Financial Information on page F-1.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                               PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors
---------

The number of persons presently serving on the Board of Directors of SFC is ten. Set forth below are the names, ages, other positions and offices held and a brief account of the business experience for each director. All members of the Board of Directors serve until a successor is elected.


Name                Age     Other Positions
----                ---     ---------------
Robert B. Haas      51      Chairman of the Board of SFAC and
                            SFC since June 1993 and Chairman of
                            the Board of Haas Wheat & Partners
                            Incorporated, a private investment
                            firm ("Haas Wheat"), since 1992;
                            Chairman of the Board of Haas &
                            Partners Incorporated, a private
                            investment firm, since 1989.  Mr.
                            Haas is Chairman of the Board of
                            Playtex Products, Inc., NBC
                            Acquisition Corp. and Nebraska Book
                            Company, Inc. and a Director of
                            Sybron International Corporation.

Thomas J. Baldwin   40      Director of SFAC and SFC since May
                            1996; Chief Executive Officer of
                            Christmas Corner, Inc. since January
                            1995 and President of PB Ventures
                            since July 1994.  Mr. Baldwin was
                            also Managing Director of Invus
                            Group, Ltd. from 1990 through
                            February 1995.

Lawrence S.         43      Director of SFAC and SFC since
Benjamin                    February 1997; President and Chief
                            Executive Officer of SFAC and SFC
                            since January 1997; and President
                            and Chief Executive Officer of
                            Stella Foods, Inc. ("Stella") (a
                            former subsidiary of the Company)
                            from August, 1994 until December
                            1997.  Mr. Benjamin held various
                            positions from 1986 through August
                            1994 with operating units of Kraft
                            General Foods, Inc., including
                            President of All American Gourmet
                            Company, Vice President of Kraft
                            Frozen Products Group and Vice
                            President and General Manager of the
                            Specialty Ingredients Unit of Kraft.

J. Taylor Crandall  45      Director of SFAC and SFC since
                            August 1993; Vice President and
                            Chief Financial Officer of Keystone,
                            Inc.,  an affiliate of the Company
                            ("Keystone"), since October 1986 and
                            President, Director and sole
                            stockholder of Acadia MGP, Inc.
                            (managing general partner of Acadia
                            FW Partners, L.P., the sole general
                            partner of Acadia Partners, L.P., an
                            affiliate of the Company ("Acadia"))
                            since March 1992.  Mr. Crandall also
                            is a Director of Bell & Howell
                            Company, Physicians Reliance
                            Network, Sunterra Corp., Integrated
                            Orthopedics and Washington Mutual.

Jerry M. Meyer      58      Director of SFAC and SFC since June
                            1996.  Mr. Meyer also is a Director
                            of Century Capital Financial, Inc.
                            and City National Bank in Kilgore
                            and Longview, Texas.

Andrew J. Nathanson 41      Director of SFAC and SFC since
                            August 1993 and Managing Director of
                            Donaldson, Lufkin & Jenrette
                            Securities Corporation since January
                            1991.  Mr. Nathanson also is a
                            Director of Duane Reade, Inc.

David G. Offensend  45      Director of SFAC and SFC since
                            August 1993 and Founder of Evercore
                            Partners, LLC since October 1995.
                            Mr. Offensend was also Managing
                            Director of Oak Hill Partners, Inc.
                            and its predecessor from April 1990
                            to September 1995; Vice President
                            and Director of Acadia MGP, Inc.
                            from March 1992 to September 1995;
                            and Vice President of Keystone from
                            March 1992 to September 1995.

Marc C. Particelli  44      Director of SFAC and SFC since
                            November 1997 and Managing Director
                            of Oak Hill Partners, Inc. since
                            August 1997.  Mr. Particelli was
                            Principal of Odyssey Partners L.P.
                            from October 1995 to August 1997 and
                            Senior Vice President of Booz Allen
                            & Hamilton Inc. prior to October
                            1995.

Anthony P. Scotto   52      Director of SFAC and SFC since
                            August 1993 and Managing Director of
                            Oak Hill Partners, Inc. and its
                            predecessor since March 1988 and
                            Consultant to Oak Hill Capital
                            Management, Inc. since November
                            1998.  Mr. Scotto also is a Director
                            of Ivex Packaging Corporation,
                            Holophane Corporation and Grove
                            Worldwide LLC

Douglas D. Wheat    48      Director of SFAC and SFC since June
                            1993 and President of Haas Wheat
                            since November 1992; Mr. Wheat was
                            Co-Chairman of Grauer & Wheat, Inc.,
                            a private investment firm, from
                            April 1989 to October 1992.  Mr.
                            Wheat also is a Director of Playtex
                            Products, Inc.

Executive Officers
------------------

Set forth below are the names, ages, positions held and a brief account of the business experience for each executive officer of SFC and certain executive officers of the Company's subsidiaries who may be deemed executive officers of SFC. No family relationship exists among the identified executive officers. Executive officers of SFC are elected by and serve at the discretion of the Board of Directors of SFC.

Name                Age     Other Positions
----                ---     ---------------
Lawrence S.         43      See Directors.
Benjamin

William D. Day      44      President and Chief Executive
                            Officer of H&M since August 1997.
                            Mr. Day held various positions with
                            Stella, including Vice President of
                            Operations from January 1995 through
                            August 1997.  Prior to 1995, Mr. Day
                            held various positions with Kraft
                            General Foods, Inc.

Robert L. Fishbune  43      Vice President and Chief Financial
                            Officer of SFAC and SFC since May
                            1996.  Mr. Fishbune was a Partner at
                            Coopers & Lybrand L.L.P. from 1988
                            until May 1996.

Henry J. Metz       48      Chairman of Metz since January 1999.
                            Mr. Metz was Chief Executive Officer
                            of Metz from August 1993 through
                            December 1998 and President of Metz
                            from February 1983 to April 1998.
                            Mr. Metz was Chief Operating Officer
                            of Metz from 1988 until August 1993.


Patrick J. O'Dea    37      President and Chief Executive
                            Officer of Mother's since April
                            1997.  Mr. O'Dea was Vice
                            President, Retail of Stella from
                            1995 to March 1997.  Prior to
                            joining Stella, Mr. O'Dea spent 12
                            years with Procter & Gamble, most
                            recently as Director of Marketing
                            for its Snack Food Business.

David E. Schreibman 31      Vice President and General Counsel
                            - Business Units of SFAC and SFC
                            since October 1998.  Mr. Schreibman
                            was Chief Counsel - Mergers and
                            Acquisitions for the Sara Lee
                            Corporation from October 1995 to
                            October 1998.  Prior to October
                            1995, Mr. Schreibman was in private
                            law practice with Sidley & Austin.


Lawrence J. Strain  46      President of Andre-Boudin Bakeries, Inc.
                            since January 1999. Vice President of Bakery
                            Operations from August 1990 to December 1998.
                            Prior to 1990, Mr. Strain was Vice President and operating partner of BoudinInternational, Inc.

Item 11.   Executive Compensation

Summary Compensation Table

The following table shows compensation for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 of Mr. Benjamin, the President and Chief Executive Officer of SFAC and SFC ("CEO"), and each of the four most highly compensated executive officers (excluding the CEO) of the Company (including its operating subsidiaries). The Company has an annual bonus plan and a long-term incentive plan pursuant to which executive officers of the Company may participate.

The compensation set forth in this table is repeated in Summary
Compensation Table listed in SFAC's Annual Report on Form 10-K for the year-ended December 31, 1998. The CEO and four most highly compensated executive officers of the Company hold their respective positions for both SFAC and SFC, however, these officers are not compensated separately by each entity.


                            Annual Compensation                        Long Term Compensation
                            -------------------                        ----------------------

                                                                         Awards
                                                                        -------
    Name and                                        Other Annual    Securities Underlying   All Other
Principal Position    Year  Salary($)  Bonus($)  Compensation $ (1)  Options/SARs (#) (2)  Compensation ($)
------------------    ----  ---------  --------  ------------------ ---------------------  ----------------

Lawrence S. Benjamin  1998   625,000   1,071,000 (3)   89,000                  -               101,000 (4)
President and Chief   1997   560,000   1,015,000       84,000             1,600,000             89,000
Executive Officer of  1996   320,000      72,000         -                   50,000               -
SFAC and SFC

William D. Day        1998   300,000     528,000         -                     -                 8,500 (5)
President and         1997   209,000     215,000       31,000                  -                   600
Chief Executive       1996   145,000        -            -                   15,000                400
Officer of H&M

Robert L. Fishbune    1998   376,000     174,000 (3)   62,000                  -                64,000 (6)
Vice President and    1997   350,000     298,000       62,000               100,000             80,000
Chief Financial       1996   191,000     150,000       51,000               100,000             29,000
Officer of SFAC
and SFC

Henry J. Metz         1998   338,000     262,500         -                     -                   500 (7)
Chif Executive        1997   334,000     251,000         -                     -                 1,000
Officer of Metz       1996   320,000     240,000       93,000                50,000             72,000

Patrick J. O'Dea      1998   295,000     225,000         -                     -                30,300 (8)
President and         1997   260,000     260,000         -                     -               207,000
Chief Executive       1996   184,000        -            -                   20,000                400
Officer of Mother's


(1) The amounts set forth for Mr. Benjamin include $71,000 and $76,000 for tax reimbursement payments made in 1997 and 1998, respectively. The amounts for Mr. Fishbune in 1996, 1997 and 1998 include $43,000, $50,000 and $49,000, respectively, for tax reimbursement payments. In 1997, Mr. Day received $31,000 in tax reimbursement. In 1996, Mr. Metz received $54,000 of tax reimbursement payments and $39,000 for personal use of the Metz airplane.

(2) Options were generally granted to employees of the Company, including the named executive officers, pursuant to the 1994 Stock
     Option Plan, which was amended in February, 1995 (the "Stock
     Option Plan"). Options granted are either non-qualified stock options ("NQSOs") or incentive stock options ("ISOs").
     Options granted generally have a ten year term.

(3) The amounts set forth for Messrs. Benjamin and Fishbune do not include certain bonus amounts which will be finalized following the completion of the sale of H&M.

(4) In 1998, SFC made a $90,000 contribution to a retirement account maintained by Mr. Benjamin. Mr. Benjamin (and Mr. Fishbune) have established such accounts into which they contribute up to 15% of base pay (on an after-tax basis) to annuity or money-market funds. The Company provides contributions to the employee's retirement account and a reimbursement for taxes incurred as a result of such contributions. The amounts set forth for 1998 for Mr. Benjamin also include life insurance premiums ($3,000) and personal financial planning services ($8,000).

(5) The amounts set forth for Mr. Day in 1998 include life insurance premiums ($1,500) and reimbursement of moving and relocation expenses ($7,000).

(6) In 1998, SFC made a $56,000 contribution to a retirement account maintained by Mr. Fishbune (see note 3 for a description of the account). The amounts set forth for 1998 for Mr. Fishbune also include life insurance premiums
     ($1,500) and personal financial planning services ($6,500).

(7) In 1998, Mr. Metz received a $500 reimbursement for relocation expenses.

(8) The amounts set forth for Mr. O'Dea in 1998 include a $30,000 relocation allowance and payment of $300 in life insurance premiums.


Aggregated Options/SARs Exercised In Last Fiscal Year And Year-
End Option/SAR Values

The following table sets forth for the named executive officers aggregated information concerning the number of shares of SFAC common stock , par value $.01 per share ("Common Stock") underlying unexercised stock options at December 31, 1998 and the value of unexercised, in-the-money options at that date.

                               Number of
                              Securities           Value of
                              Underlying           Unexercised
                              Unexercised          In-the-Money
                             Options/SAR's at     Options/SAR's at
                            Fiscal Year-End (#)  Fiscal Year-End ($)
                              Exercisable/         Exercisable/
          Name                Unexercisable        Unexercisable
          ----              ------------------   -------------------
          Lawrence S.         900,000/900,000              (1)
          Benjamin
          President and Chief
          Executive Officer
          of SFAC and SFC

          William D. Day        18,750/6,250               (1)
          President and Chief
          Executive Officer
          of H&M

          Robert L. Fishbune   100,000/100,000             (1)
          Vice President and
          Chief Financial
          Officer of SFAC
          and SFC

          Henry J. Metz         153,750/31,250             (1)
          Chief Executive
          Officer of Metz

          Patrick J. O'Dea       26,250/8,750              (1)
          President and Chief
          Executive Officer
          of Mother's

(1) All of the options listed in this table have an exercise price of $0.021322 per share of Common Stock. Due to the fact that the Common Stock is not publicly traded, it is not currently possible to calculate a precise value for the Common Stock. In October 1997, the Board of Directors of SFAC realized that certain previously granted stock options had exercise prices which exceeded the fair market value of the Common Stock. In view of the diminished value, the Board of Directors of SFAC determined that adjusting the exercise price of stock options previously awarded to existing employees (including the named executive officers) was in the best interests of the Company. On October 30, 1997, the Board of Directors of SFAC repriced the exercise price of existing options from $0.726703211 to $0.021322 per share of Common Stock, which the Board of Directors of SFAC determined was not below the fair market value of the Common Stock.


Metz-Mother's Cake & Cookie Company Consolidated Pension Plan for
Non-Union Employees

The following table indicates the estimated annual benefits payable upon retirement for the specified compensation and years of service classifications under the Metz-Mother's Cake & Cookie Company Consolidated Pension Plan for Non-Union Employees (the "Pension Plan"). Messrs. Metz and O'Dea are the only named executive officers participating in the Pension Plan.


Pension Plan Table For The Pension Plan



   Annual Final
     Average
   Compensation                             Years of Service
   ------------                             ----------------


                               15        20         25        30         35


   125,000                  $23,988   $32,547    $41,105   $49,564    $49,664


   150,000                  $29,369   $39,834    $50,299   $60,764    $60,764


   175,000                  $33,833   $46,466    $59,100   $71,734    $71,734


   200,000                  $37,495   $52,035    $66,575   $81,115    $81,115


   225,000                  $41,158   $57,604    $74,050   $90,497    $90,497


   250,000                  $42,746   $60,038    $77,291   $94,564    $94,564


   300,000                  $42,746   $60,018    $77,291   $94,564    $94,564


   350,000                  $42,746   $60,018    $77,291   $94,564    $94,564


   400,000                  $42,746   $60,018    $77,291   $94,564    $94,564


   450,000                  $42,746   $60,018    $77,291   $94,564    $94,564


   500,000                  $42,746   $60,018    $77,291   $94,564    $94,564

Compensation under the Pension Plan generally refers to total annual cash compensation (up to $160,000 for 1998, as limited by the Code section 401(a)(17)), including pre-tax salary deferrals, but excluding certain specified items such as compensation received under the Metz Long-Term Incentive Compensation Plan, the Mother's Long-Term Incentive Compensation Plan, the Metz
Annual Bonus Incentive Plan and the Mother's Annual Bonus Incentive Plan.

The amount of compensation covered under the Plan in 1998 for Messrs. Metz and O'Dea was $160,000 (as limited by Code section 401(a)(171). As of December 31, 1998, Mr. Metz had approximately 27 years of credited service under the Pension Plan and Mr. O'Dea has approximately one and one-half years of credited service under the Pension Plan. Benefits are computed on a straight life annuity basis and are not subject to deduction for Social Security or other offset amounts.


Certain Employment Arrangements

The following summaries of certain employment agreements and arrangements are not necessarily complete and are subject to, and are qualified in their entirety by reference to, the text of the agreements and arrangements, copies of which are listed as exhibits hereto and have either been filed as exhibits herewith or incorporated by reference herein.

Employment Agreement with Mr. Benjamin
--------------------------------------

SFAC, SFC and certain subsidiaries of SFAC and SFC (collectively, the "Employers") entered into an Amended and Restated Executive
Employment Agreement dated as of March 15, 1999 with Mr. Benjamin effective January 1, 1999. The Employment Agreement for Mr. Benjamin provides for the initial term of employment to end June 30, 2001, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by the Employers or Mr. Benjamin upon six months prior notice. In addition, upon termination in certain circumstances, the Employers will make post-termination salary and
bonus payments to such executive (or his estate).   The Employment
Agreement provides for an initial base salary of $655,000 and an annual target bonus of 75% of base salary upon attainment by the Company of specified EBITDA targets.

Mr. Benjamin's Employment Agreement also provides that Mr.
Benjamin may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options, the receipt of certain payments and/or his termination in connection with a change of control of SFAC or SFC. These payments are limited in some circumstances to the tax savings actually realized by the Employers and in other circumstances by various dollar amounts.

Mr. Benjamin has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in his Employment Agreement.

Employment Agreement with Mr. Fishbune
--------------------------------------

SFAC, SFC and certain subsidiaries of SFAC and SFC (collectively, the "Employers") entered into an Amended and Restated Executive
Employment Agreement dated as of March 15, 1999 with Mr. Fishbune effective January 1, 1999. The Employment Agreement for Mr. Fishbune provides for the initial term of employment to end December 31, 2000, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by the Employers or Mr. Fishbune upon six months' prior notice. In addition, upon termination in certain circumstances, the Employers will make post-termination salary and bonus payments to such executive
(or his estate). The Employment Agreement provides for an initial base salary of $400,000 and an annual target bonus of 75% of base salary upon attainment by the Company of specified EBITDA targets.

Mr. Fishbune's Employment Agreement also provides that Mr.
Fishbune may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options, the receipt of certain payments and/or his termination in connection with a change of control of SFAC or SFC. These payments are limited in some circumstances to the tax savings actually realized by the Employers and in other circumstances by various dollar amounts.

Mr. Fishbune has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in his Employment Agreement.

Employment Agreement with Mr. O'Dea
-----------------------------------

SFC, Mother's and MCC-DSD Holdings, Inc. (parent company of Mother's and a wholly owned subsidiary of SFC) entered into an Amended and Restated Executive Employment Agreement with Mr.
O'Dea effective July 15, 1997. The Employment Agreement for Mr. O'Dea provides for the initial term of employment to end December 31, 2000, subject to earlier termination under certain enumerated circumstances. The Employment Agreement provides for an initial base salary of $280,000 and an annual target bonus of 75% of base salary upon attainment by the Company of specified performance targets. In addition, upon termination in certain circumstances, the Employers will make post-termination salary and bonus payments to such executive (or his estate).

Mr. O'Dea has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in his Employment Agreement.

Severance Agreement with Mr. Day
--------------------------------

Mr. Day entered into a Severance Agreement with SFC and H&M as of August 29, 1997. The Severance Agreement provides that upon a sale or change in control of H&M, that results in a termination of Mr. Day's employment with H&M, H&M will pay Mr. Day his unpaid base salary and payments of his base salary for the 12 month period following such termination.

Divestiture Award Agreements
----------------------------
Certain of the executive officers and other key employees of the Company and its subsidiaries, including Messrs. Benjamin, Day, Fishbune and Metz have entered into Divestiture Award Agreements with the Company. Pursuant to these agreements, a recipient will receive or has received a percentage of the net cash proceeds received by the Company (after deducting fees and expenses) in the event of a sale of various subsidiaries of the Company.

Change in Control Arrangements
------------------------------

Under the Mother's Amended and Restated Supplemental Long-Term Incentive Compensation Plan, adopted in 1999 (the "Mother's LTIP"), certain management employees, which include certain named executive officers, are eligible to receive awards based upon the total value of Mother's. Determination of award payments under the Mother's
LTIP will be made on June 1, 2001 or earlier in the event of a change in control. The amounts of the awards under the Mother's LTIP are offset, in certain cases, by amounts payable under certain of the Deferred Bonus Agreements described below.

Certain of the executive officers and other key employees of the Company, including Messrs. Benjamin, Fishbune, Day, Metz and
O'Dea, entered into Deferred Bonus Agreements with the Company, pursuant to which these employees are entitled to receive deferred bonus payments in amounts equal to their bonus payments under the Company's annual bonus plans. Payments of amounts vested that relate to bonuses earned through 1998 will be made on March 31, 1999 and January 15, 2000. The payments of amounts vested that relate to bonuses earned through 1998 that are scheduled to be paid on March 31, 1999 will be waived by Messrs. Benjamin and Fishbune upon receipt of payments under the Divestiture Award Agreements with such executive officers relating to H&M described above. In addition, with respect to Messrs. Benjamin, Fishbune and O'Dea, payments of amounts vested that relate to bonuses that may be earned for 1999 and 2000 will be made on March 31, 2001. However, in the event of a change in control, the awards that relate to bonuses earned prior to the change in control vest immediately and will be paid within 90 days.

Compensation of Directors
-------------------------

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

Compensation Committee Interlocks and Insider Participation In
Compensation Decisions
----------------------

J. Taylor Crandall, Robert B. Haas, Anthony P. Scotto and Douglas
D. Wheat are all of the members of the compensation committee of the Board of Directors of each of SFAC and SFC ("Compensation Committee"). Each of Messrs. Crandall, Haas, Scotto and Wheat owns a beneficial interest in or is an executive officer of one or more of the entities that have entered into financial advisory arrangements with SFC as described below.

Messrs. Haas and Wheat are controlling shareholders and are Chairman of the Board and President, respectively, of Haas Wheat. Haas Wheat was a party to a financial advisory agreement with SFC pursuant to which Haas Wheat agreed to provide certain financial advisory and other consulting services to SFC for a five-year period in consideration for an annual fee of $700,000. The Board of Directors approved a one-year extension of the agreement in August 1998.

J. Taylor Crandall is Vice President and Chief Financial Officer of Keystone and is President, Director and sole stockholder of Acadia MGP, Inc., the managing general partner of Acadia FW Partners, L.P., the sole general partner of Acadia. Mr. Scotto is a Managing Director of Oak Hill Partners, Inc. and its predecessor. Each of Penobscot-MB Partners ("Penobscot"), an affiliate of Acadia, and Keystone entered into a five-year financial advisory agreement with SFC, pursuant to which they were paid an annual fee, $200,000 per year in the case of Penobscot and $100,000 per year in the case of Keystone. The Board of Directors approved a one-year extension of the agreement in August 1998.


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

All of the capital stock of SFC is beneficially owned by SFAC. The following table sets forth, as of March 17, 1999, certain information regarding the beneficial ownership of voting securities of SFAC by (i) each person known by the Company to be the beneficial owner of more than 5% of any class of SFAC's voting securities, (ii) each of the directors and named executive officers of SFC, and (iii) all executive officers and directors of SFC.

                                               Percentage of
Name and Address of        Number of Shares    Outstanding Shares
Beneficial Owner           of Common Stock     of Common Stock (a)
----------------           ----------------    -------------------
Acadia Partners, L.P. (b)    27,063,347            40.86%
201 Main Street
Fort Worth, Texas 76102

Keystone, Inc. (c)           9,358,502             14.13%
201 Main Street
Fort Worth, Texas 76102

Artal Luxembourg S.A. (d)    5,959,327              9.49%
Aandorenstraat 2
3300 Tienen, Belgium

Robert B. Haas (e)           5,881,496              9.26%
300 Crescent Court,
Suite 1700
Dallas, Texas  75201

UBS Capital LLC (f)          5,366,913              8.55%
299 Park Avenue
New York, New York 10171

DLJ Merchant Banking         3,812,562              6.07%
Partners, L.P. (g)
277 Park Avenue
New York, New York 10172

Thomas J. Baldwin               --                   --

J. Taylor Crandall (b)          --                   --

Jerry M. Meyer                  --                   --

Andrew J. Nathanson (g)         --                   --

David G. Offensend              --                   --

Marc C. Particelli              --                   --

Anthony P. Scotto (b)           --                   --

Douglas D. Wheat (h)         2,396,776              3.82%

Henry J. Metz (i)            1,217,750              1.93%

Lawrence S. Benjamin (j)     1,001,771              1.57%

William D. Day (k)              25,000                 *

Robert L. Fishbune (l)         125,000                 *

Patrick J. O'Dea (m)            35,000                 *

All directors and           10,732,793             16.54%
executive officers
as a group (b)(g)

-----------------------
* Less than 1%

(a) The holdings of all of the stockholders listed in this table may be diluted by the exercise of warrants set forth in footnotes
     (b), (c) and (e) below or options which, under employment arrangements and stock option plans approved by SFAC and SFC, may be granted to certain employees. The
     Stock Option Plan makes available to certain operating company employees and headquarter employees options to purchase 5,852,917 shares of Common Stock.

(b) Acadia's shares of Common Stock include shares owned by FWHY-Coinvestments VII Partners, L.P. ("FWHY"), SFC Partners,
     L.P. ("SFCP") and SFC Partners II, L.P. ("SFCII"), parties related to Acadia. Acadia's shares of Common Stock also include 3,467,002 shares of Common Stock issuable upon the exercise of 8,775 Warrants issued by SFAC in favor of Acadia pursuant to a Warrant Agreement dated June 27, 1997. See "Item 13 - Certain Relationships and Related Transactions." The general partner of Acadia is Acadia FW Partners, L.P. ("Acadia FW"), the managing general partner of which is Acadia MGP, Inc. ("Acadia MGP"), a corporation controlled by
     J. Taylor Crandall.  In addition, Mr. Crandall controls
     Group 31, Inc., the general partner of each of FWHY, SFCP and SFCII. Therefore, Acadia FW and Acadia MGP may be deemed to beneficially own the shares of Common Stock held by Acadia, SFCP, SFCII and FWHY. Mr. Scotto is a limited partner of SFCII and disclaims beneficial ownership of the shares of Common Stock held by SFCII. The address of Acadia FW. Acadia MGP, FWHY, SFCP, SFCII and Mr. Crandall is 201 Main Street, Fort Worth, Texas 76102.

(c) Keystone's shares of Common Stock include 3,467,002 shares of Common Stock issuable upon the exercise of 8,775 Warrants issued by SFAC in favor of Keystone pursuant to a Warrant Agreement dated June 27, 1997. See "Item 13-Certain Relationships and Related Transactions." Keystone is controlled by Robert M. Bass. As such, Mr. Bass may be deemed to beneficially own the shares of Common Stock held by Keystone. The address of Mr. Bass and Keystone is 201 Main Street, Fort Worth, Texas 76102.

(d)  The parent entity of Artal Luxembourg S.A. is Artal Group
     S.A., a Luxembourg company.

(e) Mr. Haas' shares of Common Stock include 101,011 shares owned by HWP. Specialty Subsidiary Partners, 25,253 shares owned by HWP Specialty Subsidiary Partners II, and 1,000,000 shares owned by the Haas Family Long-Term Trust. Mr. Haas' shares of Common Stock also include 770,445 shares of Common Stock issuable upon the exercise of 1,950 Warrants issued by SFAC in favor of Mr. Haas pursuant to a Warrant Agreement dated September 19, 1997. See "Item 13 - Certain Relationships and Related Transactions." The shares owned by HWP Specialty Subsidiary Partners and HWP Specialty Subsidiary Partners II also are beneficially owned by Mr. Douglas Wheat.

(f) Union Bank of Switzerland owns indirectly 100% of the capital stock of UBS Capital LLC.

(g)  The following entities hold shares of Common Stock:  DLJ
     Merchant Banking Partners, L.P. ("DLJMBP"); DLJ
     International Partners, C.V. ("DLJIP"); DLJ Offshore
     Partners, C.V. ("DLJOP"); DLJ Merchant Banking Funds, Inc.

     ("DLJMBF"); DLJ First ESC L.L.C. ("DLJESC"), an "employee securities corporation" (as defined in the Investment Company Act of 1940) formed to hold securities of employees of DLJMBP, DLJIP, DLJOP and DLJESC); and Donaldson, Lufkin & Jenrette Securities Corporation (collectively, the "DLJ Entities"). Except for his allocable portion of the shares held by DLJESC, Mr. Nathanson disclaims beneficial ownership of the shares of Common Stock held by the DLJ Entities.

(h) Mr. Wheat's shares of Common Stock include 101,011 shares owned by HWP Specialty Subsidiary Partners and 25,253 shares owned by HWP Specialty Subsidiary Partners II, which also are beneficially owned by Mr. Robert B. Haas and 150,000 shares owned by the Carrol Wheat Jr. Children's Trust, for which Mr. Wheat serves as a trustee.

(i) Mr. Metz's shares of Common Stock include 185,000 shares that Mr. Metz has the right to acquire upon the exercise of options.

(j) Mr. Benjamin's shares of Common Stock include 925,000 shares that Mr. Benjamin has the right to acquire upon the exercise of options.

(k) Mr. Day's shares of Common Stock include 25,000 shares that Mr. Day has a right to acquire upon the exercise of options.

(l) Mr. Fishbune's shares of Common Stock include 125,000 shares that Mr. Fishbune has the right to acquire upon the exercise of options.

(m) Mr. O'Dea's shares of Common Stock include 35,000 shares that Mr. O'Dea has the right to acquire upon the exercise of options.


Item 13.   Certain Relationships and Related Transactions

Stockholders' Agreement

Simultaneously with the closing of the Acquisition, Haas Wheat, Acadia, Keystone, UBS Capital, Artal Luxembourg S.A. and DLJMBP
(in some cases acting through affiliates) (collectively, with certain of their affiliates, the "Principal Stockholders") acquired Common Stock of SFAC at a price of $0.726703211 per share. On August 16, 1993, the Principal Stockholders entered into a stockholders' agreement governing the relationships among such stockholders (the "Stockholders' Agreement"). Subsequent transferees of the Common Stock that are affiliates of the Principal Stockholders or members of management have also agreed to be bound by the Stockholders' Agreement. The Stockholders'
Agreement imposes on the parties thereto certain restrictions and conditions on the transfer of Common Stock, subject to certain exceptions. The Stockholders' Agreement provides the parties with the right to participate in certain sales of Common Stock by other parties. The parties to the Stockholders' Agreement were granted certain preemptive rights with respect to issuance of Common Stock by SFAC and the right, in certain circumstances, to have their Common Stock registered for public sale under the Securities Act of 1933. The Stockholders' Agreement also sets forth provisions relating to corporate governance of SFAC.
Pursuant to the Stockholders' Agreement, Acadia has the right to nominate three Directors, Keystone has the right to nominate two Directors, Haas Wheat has the right to nominate two Directors, and UBS Capital, Artal Belgium S.A. and DLJMBP each have the right to nominate one Director. Under certain conditions Acadia and Keystone can increase the number of Directors they can nominate.

Certain Transactions with Stockholders of SFAC

Certain of the Principal Stockholders and their affiliates were paid financial advisory fees by the Company in 1998 pursuant to financial advisory agreements with the Company. In 1998, the Board of Directors of SFC extended the terms of the financial advisory agreements between SFC and each of Haas Wheat, Penobscot and Keystone for one year. In 1998, SFC paid Haas Wheat an annual fee of $700,000, Penobscot an annual fee of $200,000 and Keystone an annual fee of $100,000. See "Item 11 - Executive Compensation - Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

In November, 1996, SF Leasing L.L.C. (of which Acadia and Keystone each owns a 45% interest and Haas Wheat owns a 10% interest) purchased from Metz all of the equipment at a manufacturing facility for $3,222,000 (which price was based on the appraised value of such equipment), and leased such equipment back to Metz in a transaction that was deemed by the parties to be equivalent to an arms length transaction. In September 1998, SF Leasing, L.L.C. resold to Metz all of the equipment at that manufacturing facility for $3,013,381. During 1998, SF Leasing L.L.C. received $614,439 in rental payments from Metz. The Board of Directors of the Company determined that the foregoing transactions were on terms no less favorable to the Company and Metz than could otherwise have been obtained by the Company and Metz in a transaction with an unaffiliated third party.

In December 1998, the Company retained Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ", an affiliate of DLJMBP) to serve as the Company's financial advisor in connection with its proposed sale of H&M. Upon completion of the sale of H&M, the Company will pay DLJ approximately $1,600,000 as compensation for such financial advisory services.

In March 1998, the Company paid DLJ $5,092,000 in connection with the Company's refinancing of its Revolving Credit Facility and Term Loan Facility. DLJ acts as the Syndication Agent and
Collateral Agent under both Loan Agreements.  In 1998, the
Company paid DLJ a $100,000 retainer in connection with the Company's currently outstanding Exchange Offers.


Tax Sharing Agreement

SFAC and SFC have entered into a tax sharing agreement pursuant to which SFC agreed to pay to SFAC its pro rata share of SFAC's consolidated income tax liability. SFC and each of its subsidiaries are also parties to a tax sharing agreement pursuant to which each such subsidiary has agreed to pay to SFC its pro rata share of SFC's consolidated income tax liability.

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


(b)  Reports on Form 8-K

     The following Reports on Form 8-K were filed by the Company during the fourth quarter of 1998 and the first quarter of 1999:

     (1) A Current Report on Form 8-K dated October 14, 1998 was filed under Item 5 - Other Events and Item 7 -
          Exhibits: Announcement of execution of definitive agreements to acquire Archway and of commencement of the Exchange Offers.

     (2) A Current Report on Form 8-K dated October 26, 1998 was filed under Item 5 - Other Events: Announcement of the completion of the acquisition of Archway.

     (3)  A Current Report on Form 8-K dated March 10, 1999 was filed under
          Item 5 - Other Events and Item 7 - Exhibits: Announcement of execution of definitive agreement to sell H&M.


(c)  Exhibits

     Exhibit
     Number    Description of Document
     ------    -----------------------

     3.1       Certificate of Incorporation of SFC.
               (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to SFC's Registration Statement on
               Form S-4 (Registration No. 33-68956))

     3.2       Amended and Restated By-Laws of SFC.
               (Incorporated by reference to Exhibit 3.2 to SFC's Report on Form 10-K for the year ended
               December 31, 1994)

     4.1       Indenture, dated as of August 16, 1993, between
               SFAC and United States Trust Company of New York, as Trustee ("Trustee"), governing the 13% Senior

               Secured Discount Debentures due 2005 issued by
               SFAC.  (Incorporated by reference to Exhibit 4.1
               to SFAC's Registration Statement on Form S-4
               (Registration No. 33-68958))

     4.2 Amendment No. 1 to the Indenture governing the 13% Senior Secured Discount Debentures, dated as of October 28, 1994, between SFAC and the Trustee. (Incorporated by reference to Exhibit 10.49 to SFAC's Report on Form 10-Q for the Quarter ended September 30, 1994)

     4.3 Registration Rights Agreement, dated as of August 16, 1993, among SFAC, SFC and the purchasers named therein. (Incorporated by reference to Exhibit
               4.3 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     4.4 Form of 11% Senior Subordinated Discount Debentures issued by SFAC. (Incorporated by reference to Exhibit 10.27 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     4.5 Form of Amendment No. 1, dated as of October 28, 1994, to the 11% Senior Subordinated Discount Debentures issued by SFAC. (Incorporated by reference to Exhibit 10.50 to SFAC's Report on Form 10-Q for the Quarter ended September 30,
               1994)

     4.6 Indenture, dated as of August 16, 1993, between SFC and the Trustee governing the 10 1/4% Senior Notes due 2001. (Incorporated by reference to Exhibit 10.28 to SFC's Registration Statement on Form S-4 (Registration No. 33-68956))

     4.7 Amendment No. 1 to the Indenture governing the 10 1/4% Senior Notes due 2001, dated as of October 28, 1994, between SFC and the Trustee. (Incorporated by reference to Exhibit 10.47 to SFAC's Report on Form 10-Q for the Quarter ended September 30, 1994)

     4.8 Indenture, dated as of August 16, 1993, between SFC and the Trustee governing the 11 1/4% Senior Subordinated Notes due 2003. (Incorporated by reference to Exhibit 10.29 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     4.9 Amendment No. 1 to the Indenture governing the 11 1/4% Senior Subordinated Notes due 2003, dated as of October 28, 1994, between SFC and the Trustee. (Incorporated by reference to Exhibit 10.48 to SFAC's Report on Form 10-Q for the Quarter ended September 30, 1994)

     4.10 Indenture, dated as of July 17, 1995, between SFC and the Trustee governing the 11 1/8% Senior Notes due 2002. (Incorporated by reference to Exhibit to 4.6 SFAC's Report on Form 10-Q for the Quarter ended June 30, 1995)

     4.11 Registration Rights Agreement, dated as of July 17, 1995, among SFC and the initial purchasers of the 11 1/8% Senior Notes due 2002 issued by SFC. (Incorporated by reference to Exhibit 4.7 to SFC's Report on Form 10-Q for the Quarter ended June 30,
               1995)

     10.1 Stock Purchase Agreement, dated as of August 9, 1993, among the sellers party thereto and SFC. (Incorporated by reference to Exhibit 10.1 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     10.2 Amendment No. 1, dated as of August 16, 1993, to the Stock Purchase Agreement among the sellers party thereto and SFC. (Incorporated by reference to Exhibit 10.2 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     10.3 Security Escrow Agreement, dated as of August 16, 1993, by and among the sellers party thereto and SFC. (Incorporated by reference to Exhibit 10.3 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     10.4 Purchase Agreement, dated as of August 16, 1993, among SFAC, SFC and the purchasers named therein.
               (Incorporated by reference to Exhibit 10.4 to SFAC's Registration Statement on Form S-4
               (Registration No. 33-68958))

     10.5 Settlement Agreement, dated as of March 31, 1995, between SFC and Beledia N.V. (Incorporated by referece to exhibit 10.4 to SFC's Registration Statement on Form S-4 dated July 21, 1995)

     10.6      Financial Advisory Agreement, dated as of August
               16, 1993, among SFAC, SFC and Penobscot.
               (Incorporated by reference to Exhibit 10.10 to SFAC's Registration Statement on Form S-4
               (Registration No. 33-68758))

     10.7      Financial Advisory Agreement, dated as of August
               16, 1993, among SFAC, SFC and Keystone.
               (Incorporated by reference to Exhibit 10.11 to the SFAC's Registration Statement on Form S-4
               (Registration No. 33-68958))

     10.8      Financial Advisory Agreement, dated as of August
               16, 1993, among SFAC, SFC and Haas Wheat.
               (Incorporated by reference to Exhibit 10.12 to SFAC's Registration Statement on Form S-4
               (Registration No. 33-68958))

     10.9      Financial Advisory Agreement, dated as of August
               16, 1993, among SFAC, SFC and UBS Capital.
               (Incorporated by reference to Exhibit 10.13 to SFAC's Registration Statement on Form S-4
               (Registration No. 33-68958))

     10.10 Financing Commitment Fee Agreement, dated as of August 16, 1993, among SFAC, SFC and Acadia. (Incorporated by reference to Exhibit 10.14 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     10.11 Financing Commitment Fee Agreement, dated as of August 16, 1993, among SFAC, SFC and Keystone. (Incorporated by reference to Exhibit 10.15 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     10.12     Financing Commitment Fee Agreement, dated as of
               August 16, 1993, among SFAC, SFC and UBS Capital.
               (Incorporated by reference to Exhibit 10.16 to SFAC's Registration Statement on Form S-4
               (Registration No. 33-68958))

     10.13 Tax Sharing Agreement, dated as of August 16, 1993, among SFAC, SFC and certain subsidiaries of SFC. (Incorporated by reference to Exhibit 10.17 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     10.14 Tax Sharing Agreement, dated as of August 16, 1993, between SFAC and SFC. (Incorporated by reference to Exhibit 10.18 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

     10.15     Corporate Services Agreement, dated as of June 30,
               1994, between SFAC and SFC. (Incorporated by reference to Exhibit 10.14 to SFC's Report on Form
               10-K for the year ended December 31, 1994)

     10.16     Equity Investment Agreement, dated as of May 13,
               1997, by and among SFAC, Acadia, Keystone and Haas
               Wheat.  (Incorporated by reference to Exhibit
               10.93 to SFAC's Report on Form 10-Q for the
               Quarter ended June 30, 1997)

     10.17 Term Loan Agreement, dated as of March 16, 1998, among SFC, various financial institutions, DLJ Capital Funding, Inc., as syndication agent, and ABN Amro Bank N.V., as administrative agent. (Incorporated by reference to Exhibit 10.24 to SFAC's Report on Form 10-K for the year ended December 31, 1997)

     10.18 Revolving Credit Agreement, dated as of March 16, 1998, among certain subsidiaries of SFC, various financial institutions, DLJ Capital Funding, Inc., as syndication agent, and ABN Amro Bank N.V., as administrative agent. (Incorporated by reference to Exhibit 10.25 to SFAC's Report on Form 10-K for the year ended December 31, 1997)

     10.19 Pooling Agreement, dated as of November 16, 1994, by and among Specialty Foods Finance Corporation ("SFFC"), SFC, as Master Servicer, and Chase Manhattan Bank ("Chase"), as Trustee (the "Pooling Agreement"). (Incorporated by reference to
               Exhibit 10.29 to SFAC's Report on Form 10-K for the year ended December 31, 1994)

     10.20 Series 1994-1 Supplement to the Pooling Agreement, dated as of November 16, 1994, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.30 to SFAC's Report on Form 10-K for the year ended December 31, 1994)

     10.21 Series 1996-1 Supplement to the Pooling Agreement, dated as of August 1, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.67 to SFAC's Report on Form 10-Q for the Quarter ended September 28, 1996)

     10.22 Amendment No. 1 Series to 1996-1 Supplement, dated as of November 29, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as initial VFC Certificate holder, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.34 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.23 Amendment No. 2 to Series 1996-1 Supplement, dated as of December 13, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as initial VFC Certificate holder, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.26 to SFC's Report on Form 10-K for the year ended December 31, 1996)

     10.24 Series 1997-1 Supplement to the Pooling Agreement, dated as of January 31, 1997, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.36 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.25 Series 1998-1 Certificate Purchase Agreement, dated as of March 31, 1998, by and among SFFC, SFC, as Master Servicer and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit
               10.78 to SFAC's Report on Form 10-Q for the
               Quarter ended March 31, 1998)

     10.26 Series 1998-1 Supplement, dated as of March 31, 1998, to the Pooling Agreement, dated as of November 16, 1994, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by referenced to Exhibit 10.79 to SFAC's Report on Form 10-Q for the Quarter ended March 31, 1998)

     10.27 SFC Master Trust Amendment No. 5 to each of the Pooling Agreement and Receivables Sale Agreement and Amendment No. 1 to the Servicing Agreement. (Incorporated by reference to Exhibit 10.80 to SFAC's Report on Form 10-Q for the Quarter ended March 31, 1998)

     10.28 Amendment to Series 1998-1 Supplement, dated as of March 31, 1998, by and among SFFC, SFC, as Master Servicer, Chase, as Trustee, and Bankers Trust, as the sole VFC Certificate holder under that certain Certificate Purchase Agreement. (Incorporated by reference to Exhibit 10.81 to SFAC's Report on Form 10-Q for the Quarter ended March 31, 1998)

     10.29 Performance Guaranty, dated as of March 31, 1998, by and among SFC, as Master Servicer, in favor of SFFC. (Incorporated by reference to Exhibit 10.82 to SFAC's Report on Form 10-Q for the Quarter ended March 31, 1998)

     10.30 Amended and Restated Receivables Sales Agreement, dated as of November 16, 1994, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries to SFC. (Incorporated by reference to Exhibit
               10.31 to SFAC's Report on Form 10-K for the year ended December 31, 1994)

     10.31 Servicing Agreement, dated as of November 16, 1994, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit 10.32 to SFAC's Report on Form 10-K for the year ended December 31, 1994)

     10.32 Amendment No. 1 to SFC Master Trust Pooling and Servicing Agreements, dated as of December 16, 1996, by and among SFFC, SFC, a Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit 10.38 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.33 Amendment No. 2 to SFC Master Trust Pooling Agreement, dated as of December 27, 1996, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit
               10.40 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.34 Amendment No. 3 to SFC Master Trust Pooling Agreement, dated as of February 24, 1997, by and among SFFC, SFC, as Master Servicer, and Chase, as Trustee. (Incorporated by reference to Exhibit
               10.41 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.35 Amendment No. 1 to Amended and Restated Receivables Sale Agreement, dated as of December 16, 1996, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit 10.42 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.36 Amendment No. 2 to Amended and Restated Receivables Sale Agreement, dated as of December 27, 1996, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit 10.43 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.37 Amendment No. 3 to Amended and Restated Receivables Sale Agreement, dated as of February 24, 1997, by and among SFFC, SFC, as Master Servicer, and certain subsidiaries of SFC. (Incorporated by reference to Exhibit 10.44 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.38*    Amended and Restated Executive Employment
               Agreement, dated as of March 15, 1999, among SFAC,
               SFC and Lawrence S. Benjamin.

     10.39 Executive Securities Purchase Agreement, dated as of December 15, 1994, among Lawrence S. Benjamin, SFAC and SFC. (Incorporated by reference to Exhibit 10.58 to SFAC's Report on Form 10-K for the year ended December 30, 1995)

     10.40 Stock Purchase Agreement, dated as of June 15, 1995, between Lawrence S. Benjamin and SFAC. (Incorporated by reference to Exhibit 10.59 to SFAC's Report on Form 10-K for the year ended December 30, 1995)

     10.41 Securities Purchase Agreement, dated as of August 1, 1995, between Lawrence S. Benjamin and SFAC. (Incorporated by reference to Exhibit 10.60 to SFAC's Report on Form 10-K for the year ended December 30, 1995)

     10.42 Amendment to Securities Purchase Agreement, dated as of January 2, 1996, between Lawrence S.
               Benjamin and SFAC. (Incorporated by reference to Exhibit 10.61 to SFAC's Report on Form 10-K for the year ended December 30, 1995)

     10.43*    Amended and Restated Executive Employment
               Agreement, dated as of March 15, 1999, among SFAC,
               SFC and Robert L. Fishbune.

     10.44*    Executive Employment Agreement, dated as of July
               15, 1997, among SFC, Mother's,  MCC-DSD Holdings,
               Inc. and Patrick J. O'Dea.

     10.45* Severance Agreement, dated as of August 27, 1997, among SFC, H&M and William D. Day.

     10.46     Stock Purchase Agreement dated as of June 15,
               1995, between Henry J. Metz and SFAC.
               (Incorporated by reference to Exhibit 10.46 to SFC's Registration Statement on Form S-4
               (Registration No. 33-94836))

     10.47 Form of Executive Securities Purchase Agreement among certain named executive officers, respectively, and the Principal Stockholders, SFAC and SFC (with schedule showing differing material terms for each such officer's agreement). (Incorporated by reference to Exhibit 10.40 SFAC's Report on Form 10-K for the year ended December 31, 1993)

     10.48*    Mother's Cake & Cookie Co. Amended and Restated
               Supplemental Long Term Incentive Compensation Plan

     10.49 Stock Option Agreement, dated as of October 27, 1997, between SFAC and Lawrence S. Benjamin. (Incorporated by reference to Exhibit 10.52 to SFAC's Report on Form 10-K for the year ended December 31, 1997)

     10.50 Deferred Bonus Agreement, dated as of October 27, 1997, between SFC and Lawrence S. Benjamin. (Incorporated by reference to Exhibit 10.53 to SFAC's Report on Form 10-K for the year ended December 31, 1997)

     10.51 Special Bonus Agreement, dated December 21, 1997, between SFC and Lawrence S. Benjamin.
               (Incorporated by reference to Exhibit 10.54 to SFAC's Report on Form 10-K for the year ended
               December 31, 1997)

     10.52* Retention Bonus Agreement, dated March 15, 1999, between SFC and Lawrence S. Benjamin.

     10.53* Participation Award Agreement, dated as of March 15, 1999, between Mother's and Lawrence S. Benjamin.

     10.54 Deferred Bonus Agreement, dated July 15, 1997, between SFC and Robert L. Fishbune. (Incorporated by reference to Exhibit 10.55 to SFAC's Report on Form 10-K for the year ended December 31, 1997)

     10.55* Retention Bonus Agreement, dated March 15, 1999, between SFC and Robert L. Fishbune.

     10.56* Deferred Bonus Agreement, dated June 16, 1998, between Boudin and Larry Strain.

     10.57* Deferred Bonus Agreement, dated July 15, 1998, between H&M and William D. Day.


     10.58* Deferred Bonus Agreement, dated July 15, 1997, between Mother's and Patrick J. O'Dea.

     10.59* Retention Bonus Agreement, dated March 15, 1999, between Mother's and Patrick J. O'Dea.

     10.60* Retention Bonus Agreement, dated March 15, 1999, between SFC and David E. Schreibman.

     10.61 Deferred Bonus Agreement, dated July 15, 1997, between Metz and Henry J. Metz. (Incorporated by reference to Exhibit 10.57 SFAC's Report on Form
               10-Q for the Quarter ended March 31, 1998)

     10.62* Form of Letter regarding Deferred Bonus Agreements listed as Exhibits 10.50, 10.54, 10.58 and 10.61.


     10.63* Divestiture Award Agreement, dated April 8, 1998 by and between H&M and William D. Day.

     10.64 Divestiture Award Agreement, dated October 27, 1997, between Stella Foods, Inc. ("Stella") and Lawrence S. Benjamin. (Incorporated by reference to Exhibit 10.59 to SFAC's Report on Form 10-K for the year ended December 31, 1997)

     10.65 Divestiture Award Agreement, dated July 15, 1997, between Stella and Robert L. Fishbune.
               (Incorporated by reference to Exhibit 10.60 to SFAC's Report on Form 10-K for the year ended
               December 31, 1997)

     10.66* Divestiture Award Agreement, dated March 15, 1999, between Metz and Robert L. Fishbune.

     10.67     Divestiture Award Agreement, dated July 15, 1997,
               between Metz and Henry J. Metz.   (Incorporated by
               reference to Exhibit 10.65 to SFAC's Report on Form 10-K for the year ended December 31, 1997)

     10.68* Divestiture Award Agreement, dated March 15, 1999, between H&M and Lawrence S. Benjamin.

     10.69* Divestiture Award Agreement, dated March 15, 1999, between Metz and Lawrence S. Benjamin.

     10.70* Divestiture Award Agreement, dated March 15, 1999, between H&M and Robert L. Fishbune.

     10.71* Divestiture Award Agreement, dated March 15, 1999, between Mother's and Robert L. Fishbune.

     10.72* Divestiture Award Agreement, dated March 15, 1999, between Boudin and Robert L. Fishbune.

     10.73* Divestiture Award Agreement, dated October 19, 1998, between H&M and David E. Schreibman

     10.74* Divestiture Award Agreement, dated March 15, 1999, between Metz and David E. Schreibman

     10.75* Divestiture Award Agreement, dated March 15, 1999, between Mother's and David E. Schreibman

     10.76* Divestiture Award Agreement, dated March 15, 1999, between Boudin and David E. Schreibman

     10.77     Amended and Restated SFAC 1994 Stock Option Plan.
               (Incorporated by reference to Exhibit 10.39 to SFAC's Report on Form 10-K for the year ended
               December 31, 1994)

     10.78 Amended and Restated Metz Baking Company Pension Plan for Non-Union Employees. (Incorporated by reference to Exhibit 10.52 to SFAC's Report on Form 10-K for the year ended December 31, 1994)

     10.79     Amended and Restated Mother's Cake & Cookie Co.
               Retirement Plan (Incorporated by reference to Exhibit
               10.51 to SFAC's report on Form 10-K for the year ended December 31, 1994).

     10.80*    Coordination Document for the Metz-Mother's Cake &
               Cookie Co. Consolidated Pension Plan.

     10.81     Stock Purchase Agreement, dated as of November 26,
               1996, between SFC and B Companies Acquisition
               Corporation.  (Incorporated by reference to
               Exhibit 10.80 to SFAC's Report on Form 10-K for the year ended December 31, 1996)

     10.82     Stock Purchase Agreement, dated as of November 7,
               1997, by and among SFC, Saputo Group Inc. and
               Saputo Acquisition, Inc. (Incorporated by reference to Exhibit 10.94 to SFAC's Report on Form 8-K dated as of December 22, 1997)

     10.83 Stock Purchase Agreement, dated as of October 13, 1998, by and among SFC, Archway and the Archway Shareholders.
              (Incorporated by reference to Exhibit 10.83 SFAC's Report
               on Form 8-K dated as of October 26, 1998)

     10.84*    Form of 1998 Annual Bonus Plan

     10.85*    Form of 1999 Annual Bonus Plan

     21.1*     Subsidiaries of SFAC

     27*       Financial Data Schedule


* Filed herewith.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPECIALTY FOODS CORPORATION


                                        By:  /s/ LAWRENCE S. BENJAMIN
                                             ------------------------
                                             Lawrence S. Benjamin
                                             President and Chief
                                             Executive Officer

                                        March 31, 1999


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title           Capacity              Date
-------------------           --------              ----

/s/ LAWRENCE S. BENJAMIN
________________________
Lawrence S. Benjamin       Principal Executive   March 31, 1999
President and Chief        Officer and Director
Executive Officer


/s/ ROBERT L. FISHBUNE
----------------------
Robert L. Fishbune        Principal Financial    March 31, 1999
Vice President and          and Accounting
Chief Financial                Officer
Officer

Signature and Title            Capacity             Date
-------------------            --------             ----

/s/ ROBERT B. HAAS
------------------         Chairman of the       March 31, 1999
Robert B. Haas            Board of Directors


/s/ THOMAS J.BALDWIN            Director         March 31, 1999
--------------------
Thomas J. Baldwin


/s/ J. TAYLOR CRANDALL          Director         March 31, 1999
----------------------
J. Taylor Crandall


/s/ JERRY M. MEYER              Director         March 31, 1999
------------------
Jerry M. Meyer


/s/ ANDREW J. NATHANSON         Director         March 31, 1999
-----------------------
Andrew J. Nathanson


/s/ DAVID G. OFFENSEND          Director         March 31, 1999
----------------------
David G. Offensend


/s/ MARC C. PARTICELLI          Director         March 31, 1999
----------------------
Marc C. Particelli


/s/ ANTHONY P. SCOTTO           Director         March 31, 1999
---------------------
Anthony P. Scotto


/s/ DOUGLAS D. WHEAT            Director         March 31, 1999
--------------------
Douglas D. Wheat

                     INDEX TO FINANCIAL INFORMATION

                                                            Page
                                                            ----
Independent Auditors' Report                                 F-2
Consolidated Balance Sheets -
  December 31, 1998 and 1997                                 F-3
Consolidated Statements of Operations -
  Years ended December 31, 1998, 1997, and 1996              F-4
Consolidated Statements of Changes in Stockholders' Equity -
  Years ended December 31, 1998, 1997, and 1996              F-5
Consolidated Statements of Cash Flows -
  Years ended December 31, 1998, 1997, and 1996              F-6
Notes to Financial Statements                            F-7 to F-23


All other financial statement schedules are omitted as not applicable or because the required information is presented in the consolidated financial statements or related notes.

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
Specialty Foods Corporation:

We have audited the accompanying consolidated balance sheets of Specialty Foods Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Foods Corporation and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                        KPMG LLP



Chicago, Illinois
March 19, 1999

                  SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                (In thousands)


                                             December 31,
                                      -------------------------
                                            1998       1997
           Assets                           ----       ----
Current assets:
  Cash and cash equivalents            $   5,880    $ 234,266
  Accounts receivable, net                19,327       15,504
  Inventories                             23,366       20,188
  Net assets of discontinued operations   86,632       65,192
  Other current assets                     7,234        7,157
                                         -------      -------
          Total current assets           142,439      342,307

Property, plant, and equipment, net      234,944      146,023
Intangible assets, net                   113,438          842
Other noncurrent assets                   39,338       23,491
                                         -------      -------
          Total assets                 $ 530,159    $ 512,663
                                         =======      =======

    Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt $   3,450    $   2,561
  Accounts payable                        37,779       41,925
  Accrued expenses                        80,741       80,906
                                         -------      -------
          Total current liabilities      121,970      125,392

Long-term debt                           820,309      753,054
Due to Specialty Foods Acquisition
   Corporation                             7,499        7,376
Other noncurrent liabilities              31,355       30,645
                                         -------      -------
          Total liabilities              981,133      916,467
                                         -------      -------
Stockholders' equity:
  Additional paid-in capital             275,000      275,000
  Accumulated deficit                   (725,974)    (678,804)
                                        ---------    ---------
          Total stockholders' equity    (450,974)    (403,804)
                                        ---------    ---------
          Total liabilities and
          stockholders' equity         $ 530,159    $ 512,663
                                       =========    =========
See accompanying notes to consolidated financial statements.

               SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Operations

                    (In thousands, except per share data)


                                           Years ended December  31,
                                      -----------------------------------
                                            1998       1997      1996
                                            ----       ----      ----

Net sales                              $ 742,315  $ 718,105 $ 705,996
Cost of sales                            329,567    321,851   328,422
                                         -------    -------   -------
     Gross profit                        412,748    396,254   377,574
                                         -------    -------   -------
Operating expenses:
   Selling, distribution, general
     and administrative expenses         379,794    367,051   349,463
   Amortization of intangibles             1,471        900     7,032
   Goodwill write-down                         -          -   203,304
                                         -------    -------   -------
                                         381,265    367,951   559,799
                                         -------    -------   -------
   Operating profit (loss)                31,483     28,303  (182,225)

Other:
  Interest expense, net                   84,750     90,789    93,479
  Other expense, net                       3,129      4,729     9,132
                                         -------    -------   -------
   Loss before income taxes              (56,396)   (67,215) (284,836)

Provision (benefit) for income taxes        (507)       244       927
                                          -------   -------  --------
   Loss from continuing operations       (55,889)   (67,459) (285,763)

Discontinued operations:
  Earnings (loss)                         10,324     31,404  (146,273)
  Gain (loss) on disposal                   (601)   133,130   (14,514)
                                         -------   -------  ---------
                                           9,723    164,534  (160,787)
                                         -------   -------  ---------
  Income (loss) before
    extraordinary items                  (46,166)    97,075  (446,550)

Extraordinary items                            -     (5,714)        -
                                          -------    -------  -------
        Net income (loss)              $ (46,166)  $ 91,361 $(446,550)
                                         ========    ======  =========

See accompanying notes to consolidated financial statements.

             SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity

                  (In thousands, except share data)

                                       Additional                Cumulative
                       Common stock     paid-in   Accumulated    Translation
                      Shares   Amount   Capital      Deficit     Adjustment
                      ------   ------   -------      -------     ----------
Balance at
December 31, 1995       100    $   -   $ 275,000   $ (319,656)      $ (837)

Dividend to parent        -        -           -       (2,837)           -
Cumulative translation    -        -           -            -          837
adjustment
Net loss                  -        -           -     (446,550)           -
                        ---      ---     -------      -------          ---
Balance at
December 31,1996        100    $   -   $ 275,000   $ (769,043)      $    -

Dividend to parent        -        -           -       (1,122)           -
Net income                -        -           -       91,361            -
                        ---      ---     -------      -------          ---
Balance at
December 31, 1997       100    $   -   $ 275,000   $ (678,804)      $    -

Dividend to parent        -        -           -       (1,004)           -
Net loss                  -        -           -      (46,166)           -
                        ---      ---     -------      -------          ---
Balance at
December 31, 1998       100    $   -   $ 275,000   $ (725,974)      $    -
                       ====      ===     =======      =======          ===

See accompanying notes to consolidated financial statements.

                SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                               (In thousands)

                                     Years ended December 31,
                               ----------------------------------
                                       1998       1997        1996
                                       ----       ----        ----
Cash flows from operating activities:
 Loss from continuing operations   $ (55,889)  $ (67,459) $ (285,763)
 Adjustments to reconcile to net
   cash from continuing operating
   activities:
 Depreciation and amortization        27,204      21,087      27,868
 Debt issuance cost amortization       9,500       5,511       5,472
 Write-down of goodwill                    -           -     203,304
 Loss on disposal of property,
   plant, and equipment, net             436       1,521       5,747
 Changes in assets and
   liabilities, net of effects
   from acquisitions of businesses:
     Accounts receivable               8,916       6,241      14,612
     Inventories                       1,338         398         214
     Prepaid expenses and
       other assets                      274       1,576      (5,987)
     Accounts payable                 (8,478)     (9,093)      2,064
     Accrued expenses and other      (15,537)    (13,809)     (1,627)
                                    ---------   ---------   ---------
  Net cash used by continuing
   operating activities              (32,236)    (54,027)    (34,096)
  Net cash provided (used)
   by discontinued operations        (11,717)    (41,564)     27,055
                                    ---------   ---------   ---------
Net cash used by operating
     activities                      (43,953)    (95,591)     (7,041)

Cash flows from investing activities:
  Acquisitions of businesses,
    net of cash acquired            (135,035)          -           -
  Net proceeds from
    divestitures of businesses             -     384,096      69,333
  Capital expenditures               (91,445)    (36,071)    (25,218)
  Cash restricted for the purchase of
    property, plant and equipment     (8,017)          -           -
  Proceeds from sale leaseback, net        -           -      13,370
  Other                               (5,061)     (3,281)       (727)
                                    ---------   ---------   ---------
Net cash provided (used) by
     investing activities           (239,558)    344,744      56,758


Cash flows from financing activities:
 Increase (decrease) in
   revolving credit                   75,000     (78,300)      5,700
 Payments on long-term debt           (6,115)     (3,529)     (2,303)
 Payments of debt issuance costs     (12,879)          -      (3,738)
 Issuance of redeemable
   preferred stock                         -      19,500           -
 Other                                  (881)       (738)     (2,837)
                                   ---------   ---------   ---------
Net cash provided (used) by
     financing activities             55,125     (63,067)     (3,178)


Increase (decrease) in cash
  and cash equivalents              (228,386)    186,086      46,539
Balance - beginning of year          234,266      48,180       1,641
                                   ---------   ---------   ---------
Balance - end of year              $   5,880   $ 234,266    $ 48,180
                                   =========   =========   =========

See accompanying notes to consolidated financial statements.

(1) Company Background

    Specialty Foods Acquisition Corporation ("SFAC") through its direct, wholly-owned subsidiary, Specialty Foods Corporation ("SFC"), is a leading producer, marketer and distributor of bakery products, including retail bread, cookies and other baked goods. The continuing operations of SFC consist of the following operating companies:

            Metz Baking Company ("Metz") - Metz is a leading retail bread company serving a sixteen state area of the Midwestern United States. Metz's product line includes breads, buns, rolls and sweet goods.

            Mother's Cake & Cookie Co. ("Mother's") - Mother's is the second largest retail cookie producer and distributor in the Western United States. Mother's sells its branded cookie products primarily to retail grocers.

            Archway Cookies, Inc. ("Archway") - Acquired in 1998, Archway is one of the nation's leading cookie makers, producing more than one billion cookies annually. Archway sells its branded cookie products through a network of independent distributors who resell to retail food outlets and chain stores throughout the U.S. and Canada.

            Andre-Boudin Bakeries, Inc. ("Boudin") - Boudin is a leading marketer of premium branded specialty breads and bread-related products. Boudin sells most of its products through a chain of 46 bakery cafes and kiosks located in California and the greater Chicago area.

    The Company's discontinued operations are described in Note 3.


(2) Summary of Significant Accounting Policies

        Basis of Presentation

    The Company's financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Acquisitions recorded as purchases are included in the Consolidated Statement of Operations from the date of acquisition. Divestitures reported as discontinued operations have been removed from continuing operations and reclassified to discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

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

        Reclassifications

    Certain amounts included in the 1997 and 1996 financial statements have been reclassified to conform to the manner in which the 1998 financial statements have been presented.

       Cash Equivalents

    Cash equivalents represent investments in overnight bank deposits and commercial paper with a maturity of less than three months.

       Inventories

    Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out (FIFO) method.

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

    The cost and related accumulated depreciation of property and equipment retired or sold is eliminated from the property and equipment accounts at the time of retirement or sale, and the resulting gain or loss is reported in the Consolidated Statement of Operations.

        Intangible Assets

    Intangible assets, which consist primarily of the excess of cost over fair value of net assets acquired, are amortized on a straight-line basis over the periods of expected benefit, which range from five to forty years. The Company annually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company assesses recoverability of intangible assets based on its expectations concerning operating cash flows after interest and capital expenditures. An impairment is recorded if the discounted value of such cash flows is less than the recorded value of the intangible assets. The Company utilizes a discount rate which reflects its weighted average cost of capital. Based on application of this methodology, an impairment was recorded in 1996 (see Note 5).

        Deferred Debt Issuance Costs

    Deferred debt issuance costs are being amortized by the straight-line method over the terms of the related debt agreements and are classified as other noncurrent assets.

        Advertising Costs

    Advertising costs are expensed as incurred.


(3)  Discontinued Operations

    In March 1999, SFC signed a definitive agreement to sell its subsidiary, H&M Food Systems Company, Inc. ("H&M"), for $132 million. H&M is a producer of custom formulated, pre-cooked meat products that are sold primarily to national restaurant chains and prepared-food producers. SFC will realize net cash proceeds of approximately $110 million after it has repurchased H&M's financed accounts receivables, established a $5 million one-year escrow and paid transaction costs. Upon the closing of this transaction, expected in the second quarter of 1999, SFC will report a gain on the sale of H&M.

    In addition, during 1997 and 1996 the Company divested of:

           Stella Foods, Inc. ("Stella") - One of the largest specialty cheese producers in the United States with distribution to retail grocers, foodservice accounts, and commercial food processors. The sale of Stella was completed on December 5, 1997 for $405 million.

           Gai's Seattle French Baking Company ("Gai's") - A restaurant and institutional bakery operation serving the northwestern United States. The sale of Gai's was completed on February 24, 1997.

           San Francisco French Bread ("SFFB") - A sourdough hearth bread operation located in California. The sale of SFFB was completed on March 31, 1997.

           A restaurant and institutional bakery operated by Metz located in Illinois. The sale of this bakery was completed on August 23, 1997.

           Bloch and Guggenheimer, Inc. ("B&G")/Burns & Ricker, Inc. ("B&R")
           - Pickle, pepper, and specialty snack food businesses operated under common management. The sale of the combined business of B&G/B&R was completed on December 27, 1996.

    These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. Operating results for these businesses, including revenues of $181,038, $935,424, and $1,333,194 for 1998, 1997, and 1996, respectively, as well as the applicable goodwill write-down of $152,360 in 1996, have been reclassified to discontinued operations. No interest expense has been allocated to discontinued operations.

    In 1998, the earnings from discontinued operations relates solely to H&M. The net loss on disposal of discontinued operations for 1998 consists of adjustments to the estimated losses on the sale of Gai's, SFFB, and the Illinois restaurant and institutional bakery. The net gain on disposal of discontinued operations for 1997 consisted of the gain realized on the sale of Stella and Gai's, an adjustment to the estimated loss on the disposal of SFFB, and the loss realized on disposal of the Illinois restaurant and institutional bakery. The net loss on disposal of discontinued operations for 1996 consisted of the realized loss on the sale of B&G/B&R, estimated loss on the sale of SFFB, and the 1996 operating losses from the measurement date through the disposal date of B&G/B&R, SFFB and of Gai's.

    Net assets of the discontinued operations as of December 31, 1998 and 1997 related to H&M and consisted of the following:

                                              1998       1997
                                              ----       ----
   Accounts receivable,
    net of allowance                       $  3,587   $  3,658
   Inventories                               16,824     15,388
   Plant and equipment, net                  53,205     41,852
   Other assets                               4,852      1,011
   Goodwill, net                             18,069     18,592
   Accounts payable                          (6,727)   (10,058)
   Accrued expenses and other liabilities    (3,178)    (5,251)
                                           --------   --------
                                           $ 86,632   $ 65,192
                                           ========   ========

(4) Acquisitions

   On October 26, 1998, SFC acquired all of the outstanding capital stock of Archway, a privately held Michigan corporation, from the previous stockholders. The purchase price totaled approximately $90,000 plus $26,000 to repay certain indebtedness of Archway.

   Additionally, in 1998, SFC also acquired four retail bakeries in separate transactions for a total aggregate consideration of $19,600.

   All of the acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the applicable assets and liabilities based upon their estimated fair values as of the acquisition date. On a combined basis, the excess of the purchase price over the fair values of the net assets acquired was approximately $110,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The acquisitions were funded by a combination of cash and borrowings under SFC's existing revolving credit facility. Operating results of acquired businesses have been included in the Consolidated Statements of Operations since their respective acquisition dates.

   The following unaudited pro forma consolidated results of operations are presented as if the above acquisitions had been made at the beginning of the periods presented.

                                          1998        1997
                                          ----        ----
    Net sales                           $ 831,533   $ 828,243
    Net earnings (loss) from continuing
      operations                        $ (60,513)  $ (70,188)


   The consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations and do not include the projected cost reductions and revenue increases of the combined operations. Additionally, pro forma net sales exclude sales of Archway's franchisees and third party distributor mark-up.


(5)  Goodwill Write-Down

   As described under "Intangible Assets" in Note 2, "Summary of
   Significant Accounting Policies", the Company annually evaluates its intangible assets. Based on the Company's goodwill assessment, a write-down of goodwill was recorded in the fourth quarter of 1996, which is presented in the accompanying
   Consolidated Statements of Operations as follows:


   Continuing operations                 $ 203,304
   Discontinued operations                 152,360
                                         ---------
                                         $ 355,664
                                         =========

   In determining the amounts of the goodwill write-down, the Company developed its best estimate of future operating cash flows, after interest and capital expenditures, over the remaining useful life of the goodwill. The Company's estimates were based on recent historic financial trends and then current market conditions. The goodwill of each business was evaluated separately for impairment. Individual business unit sales growth projections ranged from two to five percent. Interest costs were allocated based on the relative level of investment in each business. Each of the Company's fixed-rate debt obligations were assumed to be refinanced at existing interest rates. The Company calculated the present value of estimated future cash flows using a discount rate which represented its weighted average cost of capital of 11.8% in 1996.

   As of December 31, 1998, there was $109,745 of goodwill on the Company's balance sheet resulting from acquisitions made during 1998. Management believes the Company's remaining goodwill will be recovered over its useful life.


(6) Acquisition Liabilities

   In connection with the formation of the Company and subsequent acquisitions, estimated liabilities were recorded for the expected cash expenditures to consolidate facilities, streamline operations, and settle environmental, legal and tax matters. In 1998, $4,450 of additional estimated acquisition liabilities were recorded as a result of current year acquisitions. Cash expenditures associated with acquisition liabilities were $4,440, $14,043, and $10,593 for 1998, 1997, and 1996, respectively. As of December 31, 1998, there are $15,797 of remaining acquisition liabilities, of which $4,899 is classified as current.


(7) Extraordinary Items

   In the first quarter of 1998, the Company refinanced its accounts receivable, revolver, and term loan financing facilities. Due to this early extinguishment of debt, the Company wrote-off deferred debt issuance costs related to these facilities of $5,714 and has recorded them as extraordinary items in 1997.


(8) Accounts Receivable

   Specialty Foods Finance Corporation ("SFFC"), a wholly-owned subsidiary of SFC, was established for the purpose of acquiring substantially all of the trade accounts receivable generated by the operating subsidiaries of SFC. Under the terms of the Accounts Receivable Facility ("Facility"), SFFC sells for cash an undivided interest in eligible accounts receivable.

   Under the terms of the Facility, the maximum amount of eligible receivables that can be sold to the Facility is $75,000. The amount outstanding under the Facility varies based upon the level of eligible receivables and advance rate factors. As of December 31, 1998, the amount outstanding under the Facility was $50,000. The discount on receivables sold is included in other expense and totaled $2,445, $1,933, and $1,846 in 1998, 1997, and 1996, respectively.

   Trade accounts receivable are reported net of the allowance for doubtful accounts of $1,149 and $1,099 in 1998 and 1997, respectively.


(9) Inventories

   The components of inventories are as follows:

                                                 1998      1997
                                                 ----      ----
              Raw materials and packaging    $ 12,244  $  9,477
              Work in progress                    264       452
              Finished goods                    8,593     7,662
              Other                             3,209     2,681
                                              -------   -------
                                               24,310    20,272
              Less obsolescence and other
                allowances                       (944)      (84)
                                              -------   -------
                                             $ 23,366  $ 20,188
                                              =======   =======


(10)  Property, Plant, and Equipment

   The components of property, plant and equipment are as follows:

                                                 1998        1997
                                                 ----        ----
              Land                            $  11,586   $  10,898
              Buildings and improvements         90,963      72,130
              Machinery and equipment           136,732     104,676
              Office furniture and vehicles      63,320      29,248
              Construction in progress           36,734       8,639
                                               --------    --------
                                                339,335     225,591
              Less accumulated depreciation    (104,391)    (79,568)
                                               --------    --------
                                              $ 234,944   $ 146,023
                                               ========    ========

   Depreciation expense was $25,733, $20,187, and $20,836 in 1998,
   1997, and 1996, respectively.


(11) Restricted Cash

   In 1998, the Company entered into various agreements to purchase certain machinery, equipment and building improvements. Funds were designated for these purchases and deposited in an escrow account which amounted to $7,915 as of December 31, 1998. The escrow account is classified as a noncurrent asset.

(12) Accrued Expenses

   The components of accrued expenses are as follows:

                                             1998      1997
                                             ----      ----
             Accrued payroll              $  8,782  $  6,229
             Other taxes payable             4,087     3,085
             Workers' compensation          11,896     9,768
             Compensated absences            7,491     6,236
             Accrued interest               21,869    21,518
             Acquisition liabilities         4,899     7,582
             Other                          21,717    26,488
                                           -------   -------
                                          $ 80,741  $ 80,906
                                           =======   =======


(13)    Long-Term Debt

   Long-term debt consists of the following:


                                              1998       1997
                                              ----         ----
     Revolving Credit Facility             $  75,000  $       -
     Term Loan Facility                      169,080    173,750
     10 1/4% Senior Notes due 2001           225,000    225,000
     11 1/8% Senior Notes due 2002           150,000    150,000
     11 1/4% Senior Subordinated Notes
     due 2003                                200,000    200,000
     Other                                     4,679      6,865
                                             -------    -------
                                             823,759    755,615
     Less current portion                     (3,450)    (2,561)
                                             -------    -------
                                           $ 820,309  $ 753,054
                                             =======    =======

   During March 1998, the Company refinanced its Revolving Credit Facility ("Revolver") and Term Loan Facility ("Term Loan") with a new syndicate of financial institutions. Both facilities mature on January 31, 2000. Proceeds from these facilities can be used to finance working capital requirements and are available for other corporate purposes, including acquisitions.

   As required under the terms of the Revolver and Term Loan Agreements, the Company reduced the commitment amount available under the Revolver from $125,000 to $122,801 and the Term Loan was reduced to $169,080 with excess asset sale proceeds during 1998. The Company is required to make quarterly payments on the Term Loan in the amount of $434.

   The Revolver bears an interest rate of LIBOR plus 250 basis points. The Revolver is secured by the assets of the operating companies. Amounts outstanding under the Revolver totaled $75,000 as of December 31, 1998. In addition to amounts outstanding under the Revolver, letters of credit commitments totaling $10,200 as of December 31, 1998 reduce available funds under the Revolver.

   The Term Loan bears an interest rate of LIBOR plus 375 basis points. The Term Loan is secured by the assets of SFC and a pledge of the stock of each of the direct subsidiaries of SFC.

   Semi-annual interest payments are required through maturity on the 10 1/4% Senior Notes and the 11 1/4% Senior Subordinated Notes on February 15 and August 15 each year. Semi-annual interest payments are required through maturity on the 11 1/8% Senior Notes on April 1 and October 1 each year.

   The 10 1/4% and 11 1/8% Senior Notes and the 11 1/4% Senior
   Subordinated are unsecured. During the fourth quarter of 1998, the Company commenced private exchange offers for its publicly held debt. Under the offers, the existing debt of SFC held by certain holders would be exchanged for the debt of a new intermediate holding company. SFC is offering certain holders of its existing notes the opportunity to exchange their existing debt for new notes
   (the "New Notes") of another intermediate holding company. The New Notes have substantially the same terms and covenants as the existing notes.
   In addition, SFC is seeking the consent of its Term Loan and Revolver lenders to amend existing agreements to conform to the new holding company structure. The proposed exchange offer has not been consummated. Remaining on the Company's balance sheet are unamortized deferred financing fees of approximately $14,000 related to the existing debt that is subject to the exchange offer. Upon the completion of the exchange offer, this amount would be written off as an extraordinary item.

   Other long-term debt consists primarily of miscellaneous notes payable with interest rates ranging from 7.9% to 10.5% at December 31, 1998.

   The provisions of the Term Loan and the Revolver contain covenants which require the Company to maintain specified leverage and interest coverage ratios. The Company also has other limitations regarding capital expenditures, sales of assets, loans and investments, encumbrances of assets and assumption of additional indebtedness. In addition, the agreements governing the Term Loan and the Revolver and the indentures governing the Senior Notes and the Senior Subordinated Notes contain certain restrictive covenants, including, to the detriment of the holders of the SFAC Senior Debentures and the SFAC Senior Subordinated Debentures, certain covenants that restrict or prohibit (with de minimis exceptions) SFC's ability to pay dividends or make other distributions to SFAC. Specifically, as a result of the Company's net losses and accumulated deficit, SFC's ability to make distributions to SFAC under the indentures of the Senior Notes and the Senior Subordinated Notes has been impaired and these indentures will require modification before any such distribution to SFAC can be made.

   Aggregate maturities of debt are as follows:

          1999                             $   3,450
          2000                               243,308
          2001                               225,234
          2002                               150,259
          2003                               200,277
          Thereafter                           1,231
                                            --------
              Total aggregate maturities   $ 823,759
                                            ========

   Cash paid for interest was $82,508, $85,603, and $90,533 for the years ended December 31, 1998, 1997, and 1996, respectively.


(14) Financial Instruments

       Concentration of Credit Risk

   The Company's exposure to credit loss in the event of nonpayment of accounts receivable by customers is represented in the amount of those receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from those customers. As of December 31, 1998, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable.

       Financial Instruments With Off-Balance-Sheet Risk

   During 1998, the Company entered into interest rate swap agreements to reduce its exposure to changes in the cost of its variable rate borrowings as required by its Term Loan Agreement. Under the interest rate swap agreements, which expire in January 2000, the Company receives floating rate payments from the counterparties based upon the three-month LIBOR and makes fixed rate payments at 5.753% and 5.765% to the respective counterparties. The payments are calculated based upon a notional principal amount of $100,000. The net differential of interest to be paid or received under the remaining agreements is recognized as incurred. In 1998, net payments totaling $30 were made to the counterparties. Off-balance-sheet risk from the interest rate swap agreements at December 31, 1998 includes the risk associated with changes in market values and interest rates. The counterparties to the agreements are major financial institutions.

      Fair Value of Financial Instruments

   The Company's financial instruments include long-term debt and the interest rate swap agreements. The estimated fair value and carrying amount of long term debt including current maturities at December 31, 1998 are as follows:

                                                           Estimated
                                             Carrying         Fair
                                              Amounts        Values
                                             --------      ---------
             Financial liabilities:
               Long-term debt, including
                  current maturities         $ 823,759      $ 696,259
               Interest rate swap agreements $       -      $    (906)

   The fair value of long-term debt and the interest rate swap agreements have been determined based on quoted market prices and market interest rates at December 31, 1998.


(15)    Lease Commitments

   The Company leases equipment and facilities under various noncancelable operating leases. Future minimum lease payments under all noncancelable operating leases are as follows:

              1999                           $ 11,668
              2000                             10,879
              2001                              9,530
              2002                              8,337
              2003                              6,406
              Thereafter                       24,443
                                               ------
               Total minimum lease payments  $ 71,263
                                              =======

   Total rental expense for 1998, 1997, and 1996 was $17,318, $19,557, and $17,018 respectively.

   In 1998, the Company purchased certain transportation and production equipment which had been subject to operating lease arrangements. The cost of purchasing these leased assets was approximately $35,400.

(16)    Income Taxes

   The provision (benefit) for income taxes for 1998, 1997, and 1996 relates to state and Canadian income taxes payable (refundable). An effective tax rate reconciliation is not presented because the Company has no federal tax currently payable or deferred income tax expense due to its net operating loss position.

   The components of net deferred taxes are as follows:

                                             1998           1997
                                             ----           ----
        Deferred tax assets related to:
          Accrued expenses and other
            liabilities                  $  24,607      $  20,670
          Net operating losses and credits  63,820         44,514
          Other                              2,471          4,590
                                           -------         ------
            Total deferred tax assets       90,898         69,774

         Valuation allowance                72,906         53,878
                                           -------         ------
            Total net deferred tax assets   17,992         15,896

         Deferred tax liabilities related to:
          Depreciation and amortization     17,992         15,541
          Inventories                            -            355
                                            ------         ------
             Total deferred tax             17,992         15,896
               liabilities                  ------         ------
             Net deferred tax            $       -       $      -
               asset (liability)            ======         ======


   At December 31, 1998, the Company has federal net operating loss carryforwards of $163,000 including $9,000 of loss carryforwards from predecessor companies, which are subject to limitations that may substantially limit future utilization. Also at December 31, 1998, the Company has $91,000 of state net operating loss carryforwards and $3,000 of state tax credit carryforwards. The net operating loss carryforwards and state tax credits exclude H&M's allocable portions. Net operating loss and credit carryforwards expire in varying amounts through the year 2018.

   Cash paid (received) for income taxes was $(613), $123 and $432 for 1998, 1997, and 1996, respectively.

(17)    Litigation and Other Contingencies

         Litigation

   The Company has retained liability with respect to a proceeding against Stella. In 1993, Stella was alleged to have misappropriated confidential and proprietary trade secrets of a competitor and infringed upon the competitor's purported trademark. Stella has filed a cross complaint against the competitor for predatory pricing practices. The proceeding is scheduled for trial during the second quarter of 1999. The Company continues to vigorously defend against the allegations and pursue its claim. Although any litigation has an element of uncertainty, management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

   In the normal course of business activities, the Company is a party to certain legal proceedings and claims. Although the outcome of such matters cannot be determined with certainty, it is management's opinion that the final outcome will not have a material adverse effect on the Company's financial position or results of operations.

         Other

   Various operating subsidiaries are self-insured or retain a portion of losses with the respect to workers' compensation claims. Accordingly, the Company provides irrevocable letters of credit or surety bonds which total $10,200 at December 31, 1998 to state regulatory agencies or insurance companies.


(18)  Employee Benefits

        Pension and Other Post-retirement Benefits

   Certain of the operating subsidiaries sponsor single-employer, non-contributory, defined benefit pension plans. The operating subsidiaries also participate in numerous multi-employer, non-contributory, defined benefit pension plans. Substantially all of the Company's employees are covered by the defined benefit or multi-employer plans. Certain of the subsidiaries also sponsor post-retirement health care benefit plans.

   Benefits for employees are based on various factors including length of service and average compensation. Contributions are funded to the extent deductible for federal income tax purposes. The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets during the years ended December 31, 1998 and 1997 and a summary of the funded status as of December 31, 1998 and 1997:

                                       Pension Plans    Post-retirement Medical
                                       ---------------------------------------
                                       1998      1997         1998      1997
                                       ----      ----        ----       ----
 Change in Benefit Obligation:
     Benefit obligation
       at beginning of year         $  61,072  $  54,218   $  8,226  $  9,886
     Service cost                       2,248      1,914        393       345
     Interest cost                      4,111      3,956        542       602
     Participant contributions              -          -         29         -
     Plan amendments                       35      1,220          -         -
     Settlement (gain) or loss              -          -          -    (1,295)
     Benefits paid                     (3,609)    (2,527)      (591)     (339)
     Actuarial (gain) or
        loss                            1,371      2,291        111      (973)
                                      -------    -------    -------   -------
              Benefit obligation
                at end of year      $  65,228  $  61,072   $  8,710  $  8,226
                                      =======    =======    =======   =======

    Change in Plan Assets
     Fair value of plan assets
      at beginning of year          $  62,167  $  57,854   $      -  $     -
     Actual return on plan assets       7,368      6,840          -        -
     Benefits paid                     (3,609)    (2,527)         -        -
     Other                              1,028          -          -        -
                                      -------    -------    -------  -------
    Fair value of plan
     assets at end of year          $  66,954  $  62,167   $      -  $     -
                                      =======    =======    =======  =======

    Summary of Funded Status
     Funded status                  $   1,726  $   1,095   $ (8,710) $ (8,226)
     Unrecognized transition
        amount                           (274)      (381)         -         -
     Unrecognized prior
        service cost                    1,447      1,561          -         -
     Unrecognized net
        gain or (loss)                (11,593)   (11,241)    (3,243)   (4,816)
                                      -------    -------    -------   -------

    Accrued benefit cost            $  (8,694) $  (8,966)  $(11,953) $(13,042)
                                      =======    =======    =======   =======
   Amounts Recognized in
    Consolidated Balance Sheets
      Accrued expenses              $   2,842   $  2,464   $      -  $    251
      Other non-current
         liabilities                    5,852      6,502     11,953    12,791
                                      -------    -------    -------   -------

                                    $   8,694   $  8,966   $ 11,953  $ 13,042
                                      =======    =======    =======   =======

   One of the Company's qualified pension plans had a projected benefit obligation in excess of plan assets as of December 31, 1998 and 1997. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan was $13,815, $13,815, and $12,675, respectively, as of December 31,
   1998 and $12,669, $12,669, and $11,616, respectively, as of
   December 31, 1997.

   The following table provides the components of net periodic benefit cost for the plans for the fiscal years ended December 31, 1998, 1997 and 1996:

                               Pension Plans     Post-retirement Medical
                             -------------------------------------------
                              1998    1997    1996    1998   1997    1996
                              ----    ----    ----    ----   ----    ----
      Service cost - benifits
       earned during the
        period             $  2,248 $ 1,914 $ 2,116 $  393 $  345  $  446

      Interest cost on the
        benefit obligation    4,111   3,956   3,658    542    602     661


      Expected return on
        plan assets          (6,175) (5,087) (6,290)     -      -       -

      Net amortization and
        deferral                              1,583                  (832)
       Transition amount       (107)   (107)      -      -      -       -
       Prior service costs      149     146       -      -      -       -
      (Gain)/loss              (498)   (607)      -   (805)  (292)      -
                               -----   -----  -----   -----  -----  -----
      Net periodic benefit
       cost                $   (272) $  215 $ 1,067 $  130 $  655 $   275
                               =====  =====   =====  =====  =====   =====

   Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants for pension plans. Gains and losses in excess of 10% of the benefit obligation are amortized over five years for the post-retirement plan.

   The Company sponsors defined benefit health care plans that provide post-retirement medical and life benefits to certain full-time employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and co-insurance. The accounting for these plans anticipates future cost-sharing changes to the written plans that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for the year.

   The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                              Post-retirement
                                          Pension Plans            Medical
                                        --------------------------------------
                                        1998       1997       1998        1997
                                        ----       ----       ----        ----
   Discount Rate (Y/E Disclosures)      6.75%      7.00%   6.50% to 6.75% 7.00%
   Salary Scale                         4.00%      4.00%       N/A         N/A
   Long Term Rate of Return on Assets  10.00%      9.00%       N/A         N/A


   For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefit was assumed for 1998. The rate is assumed to decrease gradually to 5.5% for 2002 and remain at that level thereafter.

   The health care trend rate used to determine the pre-age 65 accumulated post-retirement benefit obligation was 14% for 1998, decreasing to 6% by the year 2002 and beyond. A flat 16 % rate per year is used for the post-age 65 obligation. Increasing the assumed health care trend rate by 1% each year would increase the accumulated post-retirement benefit obligation as of December 31, 1998 and 1997 approximately $664 and $658, respectively, and the aggregate of the service and interest cost components of 1998, 1997, and 1996 net retiree healthcare expense approximately $97,
   $98, and $134 respectively.   Decreasing the assumed health care
   trend rate by 1% each year would decrease the accumulated post-retirement benefit obligation as of December 31, 1998 approximately $547, and the aggregate of the service and interest cost components for 1998 net retiree healthcare expense approximately $79.

   Certain of the operating subsidiaries also participate in various multi-employer defined benefit pension plans on behalf of employees pursuant to various collective bargaining agreements. Contributions to these plans included in continuing operations amounted to approximately $15,441, $14,822, and $14,535 for the years ended December 31, 1998, 1997, and 1996, respectively.

   The Company has various defined contribution plans which cover non-bargaining unit employees meeting eligibility requirements.
   Contributions to these plans were approximately $1,915, $1,444, and $1,296 for the years ended December 31, 1998, 1997, and 1996, respectively.

          Long Term Incentive Compensation Plans

   The Company has adopted long-term incentive compensation plans for several of its businesses which provide for cash awards upon the achievement of specified earnings or enterprise values. Amounts related to long-term incentive plans will be accrued when amounts due participants vest. As of December 31, 1998, no amounts have been accrued.

 (19) Related Party Transactions

      Certain Transactions with Stockholders of and Affiliates of Stockholders of SFAC

   Certain of SFAC's stockholders and their affiliates previously entered into financial advisory arrangements (the "Financial Advisory Agreements") with SFAC's subsidiary, SFC. Haas Wheat & Partners ("Haas Wheat"), Penobscot ("Penobscot"), an affiliate of Acadia Partners, L.P. ("Acadia"), and Keystone, Inc. ("Keystone") each entered into such Financial Advisory Agreements. In August 1998, the Board of Directors approved a one-year extension of the financial advisory arrangements. Under the terms of the Financial Advisory Agreements, SFC pays Haas Wheat an annual fee of $700 (a portion of which Haas Wheat is obligated by agreement to remit to Acadia), Penobscot an annual fee of $200, and Keystone an annual fee of $100.

   In 1996, SF Leasing L.L.C. (of which Acadia and Keystone each owns a 45% interest and Haas Wheat owns a 10% interest) purchased from Metz all of the equipment at a manufacturing facility for $3,222 (which was based on the appraised value of such equipment) and leased such equipment back to Metz. During 1998, the Company made rental payments totaling $614 to SF Leasing L.L.C. for equipment
   that was leased by the Company.   In September 1998, the Company
   purchased from SF Leasing L.L.C. this equipment for an aggregate amount of $3,013.

   In June 1997, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ", an affiliate of DLJMBP, which is a stockholder of the Company), to serve as the Company's financial advisor in connection with its sale of Stella. The Company paid DLJ approximately $5,400 as compensation for such financial advisory services. In December 1998, DLJ was retained as the financial advisor for the sale of H&M. Upon the completion of the H&M sale, the Company will pay DLJ approximately $1,600.

   In March 1998, the Company paid DLJ $5,092 in connection with the Company's refinancing of its Revolving Credit Facility and Term Loan Facility. DLJ serves as the Syndication Agent and Collateral Agent under both Loan Agreements.


(20) Other Expense (Income)

     Other expense (income) is comprised of the following:

                                          1998      1997       1996
                                          ----      ----       ----
     Loss on disposal of property,
        plant and equipment           $    436   $  1,521  $  5,747
     Discount on receivables sold        2,445      1,933     1,846
     Other                                 248      1,275     1,539
                                         -----      -----     -----
                                      $  3,129   $  4,729  $  9,132
                                         =====      =====     =====