Form 10-Q
period 1999-03-31
SPECIALTY FOODS CORP
filed 1999-05-14
CIK 912142

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q



        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999 Commission File Number 33-68956
                  --------------                        --------

                          Specialty Foods Corporation
           -------------------------------------------------
     (Exact name of registrant as specified in its charter)


             State of Delaware                 75-2488181
          -------------------------------------------------
(State  or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)            Identification No.)


       520 Lake Cook Road, Suite 550, Deerfield, IL 60015
     ----------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (847) 405-5300
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X       No
                              ----



The number of shares outstanding of the Registrant's common stock as of May 14, 1999 was 100 shares of common stock.


PAGE  <1>

          SPECIALTY FOODS CORPORATION AND SUBSIDIARIES


                                INDEX
                                ----


PART I - FINANCIAL INFORMATION                        Page No.
                                                      -------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of March 31, 1999 and December 31, 1998           3

     Condensed Consolidated Statements of Operations for
        the three months ended March 31, 1999 and 1998       4

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1999 and 1998            5

     Notes to Financial Statements                         6-8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS   9-11

PART II - OTHER INFORMATION                                 12

SIGNATURE                                                   12






PAGE  <2>

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

                   SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                             (In thousands)

                                                   March 31,      December 31,
                                                     1999            1998
                                                     ----            ----
           Assets                               (unaudited)

Current assets:
  Cash and cash equivalents                    $    16,992      $    5,880
  Accounts receivable, net                          20,915          19,327
  Inventories                                       25,307          23,366
  Net assets of discontinued operations             87,839          86,632
  Other current assets                               8,764           7,234
                                                ----------       ---------
          Total current assets                     159,817         142,439

Property, plant, and equipment, net                233,001         234,944
Intangible assets, net                             110,281         113,438
Other noncurrent assets                             30,171          39,338
                                                ----------       ---------

          Total assets                         $   533,270      $  530,159
                                                ==========      ==========

       Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt
       (Note 5)                                 $  268,144      $    3,450
  Accounts payable                                  44,662          37,779
  Accrued expenses                                  75,777          80,741
                                                 ---------      ----------
          Total current liabilities                388,583         121,970

Long-term debt                                     577,548         820,309
Due to Specialty Foods Acquisition Corporation       8,243           7,499
Other noncurrent liabilities                        30,506          31,355
                                                 ---------      ----------
          Total liabilities                      1,004,880         981,133

Stockholders' equity                              (471,610)       (450,974)
                                                 ---------      ----------
  Total liabilities and
       stockholders' equity                     $  533,270     $   530,159
                                                 =========      ==========

See accompanying notes to condensed consolidated financial statements.

PAGE  <3>

                            SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                           Condensed Consolidated Statements of Operations

                                         (Unaudited)
                               (In thousands, except share data)


                                             Three months ended March 31,
                                             ---------------------------
                                                 1999        1998
                                                 ----        ----
Net sales                                  $  200,265    $  170,924
Cost of sales                                  89,444        76,319
                                              -------       -------
     Gross profit                             110,821        94,605

Operating expenses:
  Selling, distribution, general and
       administrative                         108,537        94,364
     Amortization of intangibles                1,017           212
                                             --------       -------
     Total operating expenses                 109,554        94,576
                                             --------       -------

     Operating profit                           1,267            29

Other expenses:
    Interest expense, net                      23,493        19,630
    Other expense, net                            679           801
                                             --------      --------
     Loss before income taxes                 (22,905)      (20,402)

Provision for income taxes                        130            29
                                             --------      --------
     Loss from continuing operations          (23,035)      (20,431)

Discontinued operations:
 Net income                                     3,810         2,362
 Loss on disposal, net                           (412)            -
                                             --------      --------
                                                3,398         2,362
                                             --------      --------

       Net loss                            $  (19,637)   $  (18,069)
                                             ========      ========


See accompanying notes to condensed consolidated financial statements.

PAGE  <4>

                       SPECIALTY FOODS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Statements of Cash Flows

                                    (Unaudited)
                                   (In thousands)

                                                  Three months ended March 31,
                                                  ---------------------------
                                                       1999          1998
                                                       ----          ----

Cash flows from operating activities:
 Loss from continuing operations                  $  (23,035)    $  (20,431)
 Adjustments to reconcile to net cash
   from continuing operating activities
    Depreciation and amortization                      9,331          5,653
    Debt issuance cost amortization                    2,762          1,316
    Changes in operating assets and liabilities, net
     of effects from businesses acquired or sold      (3,780)       (17,699)
                                                  ----------     ----------
 Net cash used by continuing operating activites     (14,722)       (31,161)
 Net cash provided (used) by discontinued
     operations                                        2,191         (2,391)
                                                  ----------     ----------
   Net cash used by operating activites              (12,531)       (33,552)


Cash flows from investing activities:
 Capital expenditures                                 (3,658)       (5,977)
 Proceeds from the sale of business                    3,800             -
 Other                                                 2,406          (764)
                                                  ----------     ----------
   Net cash provided (used) by
      investing activities                             2,548        (6,741)


Cash flows from financing activities:
 Increase in  revolving credit                        22,801            -
 Refinancing costs                                      (586)       (9,243)
 Other                                                (1,120)         (712)
                                                  ----------     ---------

   Net cash provided (used) by
      financing activities                            21,095        (9,955)

Increase (decrease) in cash and cash equivalents      11,112       (50,248)
Cash - beginning of period                             5,880       234,266
                                                  ----------    ----------
Cash - end of period                             $    16,992    $  184,018
                                                  ==========    ==========

See accompanying notes to condensed consolidated financial statements.

PAGE <5>


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

       These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 1998 included in the annual report filed on Form 10-K and any reports on Form 8-K filed during the quarter. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

       Certain amounts in the 1998 financial statements have been reclassified to conform to the manner in which the 1999 financial statements have been presented.


   NOTE 2 - Inventories

       The components of inventories are as follows:

                                            March 31,    December 31,
                                              1999          1998
                                            ------         ------
                                               (In thousands)

        Raw materials and packaging       $  12,519      $  12,244
        Work in progress                        588            264
        Finished goods                        9,282          8,593
        Other                                 3,934          3,209
                                           --------       --------
                                             26,323         24,310
        Less obsolescence and other
             allowances                      (1,016)          (944)
                                           --------       --------
                                          $  25,307      $  23,366
                                           ========       ========



       Inventories are stated at the lower of cost or market.
       Cost is determined principally by the first-in first-out
       ("FIFO") method.

PAGE  <6>


   NOTE 3 - Sale of H&M Food Systems, Inc. (H&M)

       In March 1999, SFC signed a definitive agreement to sell its subsidiary, H&M, for $132 million. H&M is a producer of custom formulated, pre-cooked meat products that are sold primarily to national restaurant chains and prepared-food producers. The transaction closed on April 12, 1999. Accordingly, SFC will report the net gain on the sale, expected to approximate $29 million, during the second quarter of 1999. The Company realized net cash proceeds of $110 million after it repurchased H&M's financed receivables, established a $5 million one-year escrow and paid transaction costs.

       H&M is classified as a discontinued operation in the accompanying financial statements. The net assets of H&M are reported as a single line item in SFC's Balance Sheets for March 31, 1999 and December 31, 1998, and the results of H&M's operation are reported in the discontinued operations section of the accompanying Consolidated Statements of Operations.


   NOTE 4 - Acquisition

       On May 13, 1999, SFC announced that its wholly-owned operating company, Metz Baking Company, signed a definitive agreement to acquire Grocers Baking Company. Grocers Baking Company, which had approximately $60 million of sales during 1998, is a privately-held manufacturer and distributor of retail bread, buns, and sweet goods based in Western Michigan. The transaction, which is subject to certain regulatory approvals, is expected to close during the second quarter of 1999.


   NOTE 5 - Debt

       On May 12, 1999, the Company commenced new private exchange offers ("New Offers") for its publicly held debt following the termination of its previous exchange offers on April 30, 1999. Under the New Offers, holders of existing debt of SFC and its Parent Company, Specialty Foods Acquisition Corporation ("SFAC") are being offered the opportunity to exchange their existing debt for the debt of three new intermediate holding companies as described below:

       - Holders of SFAC 13% Senior Secured Discount Debentures are being offered the opportunity to exchange their existing securities for new 13% Senior Secured Discount Debentures ("New Senior Debentures") of one of the new intermediate holding companies. The New Senior Debentures include provisions that will extend the initial cash pay interest date from February 2000 to December 2004, extend the maturity date from August 2005 to June 2009, and provide the Company with the option to redeem the New Senior Debentures at prescribed discounts of accreted value. Consenting holders of the New Senior Debentures will also receive up to an aggregate of ten percent of the equity interest of one of the new intermediate holding companies. Additionally, holders

PAGE  <7>

          of SFAC's 11% Senior Subordinated Discount Debentures are being offered the opportunity to exchange their existing securities for new 11% Senior Subordinated Discount Debentures ("New 11% Debentures") of one of the new intermediate holding companies. The New 11% Debentures include provisions that will extend the initial cash pay interest date from August 2001 to December 2005 and extend the maturity date from August 2006 to December 2009.

       - Holders of SFC Senior Subordinated Notes and Senior Notes are being offered the opportunity to exchange their existing securities for new notes ("New Notes") of one of the new intermediate holding companies. The New Notes will have substantially the same terms and covenants as the existing SFC notes and will be structurally senior to the New Senior Debentures. Senior Subordinated Note holders who exchange for the New Notes will receive a consent fee of $35 per $1,000 note and an increased coupon rate of 200 basis points of which 100 basis points will be paid in cash and 100 basis points payable in kind. Senior Note holders who exchange for the New Notes will receive a consent fee of $10 per $1,000 note and an increased coupon rate of 100 basis points. In addition, consenting holders of the New Notes will receive up to an aggregate of $28.2 million of New 11% Debentures of one of the new intermediate holding companies.

       Concurrent with the above described offers, the Company is seeking the consent for the Corporate organization changes from its Revolving Credit, Term Loan, and Accounts Receivable Facility lenders ("Senior Secured
       Debt Lenders"). Additionally, the Company is seeking the consent of its Senior Secured Debt Lenders to extend the maturity of the facilities from January 2000 to January
       2001. As of March 31, 1999, $ 264.7 million of the Revolving
       Credit and Term Loan Facilities were reclassed to a current liability based on the existing maturity date.
       Consummation of the exchange offers and the extension of the Senior Secured Debt facilities would result in a reclassification of the amount outstanding under the Revolving Credit and Term Loan Facilities back to a non-current liability.

       The Company's management believes that completion of an exchange offer and the extension of its senior secured indebtedness are essential elements in continuing to operate the Company's business as currently conducted.

PAGE  <8>



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

Results of Operations

     COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998

Consolidated net sales from continuing operations increased 17.2% to $200.3 million in 1999 compared to $170.9 million in 1998.
The increase in net sales was primarily due to the inclusion of Archway's sales in 1999, price increases taken at Metz and higher cafe sales at Boudin.

The Company's gross profit margin remained constant at 55.4% in 1999 and 1998. Higher pricing, favorable product mix, and moderately favorable commodities were offset by inflationary cost increases and higher depreciation.

Selling, distribution, and general and administrative ("SDG&A) expenses increased $14.1 million in 1999 to $108.5 million primarily due to the inclusion of acquisitions completed in 1998. However, as a percentage of sales, SDG&A expenses decreased one percentage point to 54.2% in 1999 due to cost synergies resulting from the 1998 acquisitions.

Interest expense, net increased $3.9 million in 1999 to $23.5 million from $19.6 million in 1998. The increase is primarily due to higher interest expense on senior secured debt and lower interest income in 1999.

Other expense, net in 1999 and 1998, consists principally of discount expense on the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations increased to $23.0 million in 1999 compared to $20.4 million in 1998.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating

PAGE <9>

income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three months ended March 31, 1999 and 1998 is calculated as follows:


                                             Three months ended March 31,
                                             ---------------------------
                                                  1999        1998
                                                  ----        ----
                                                   (In thousands)

Operating profit (loss)                       $  1,267     $    29
Depreciation and amortization                    9,331       5,653
                                              --------      ------

                                              $ 10,598     $ 5,682
                                              ========     =======


Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 1999 totaled $12.5 million compared to $33.6 million for the same period in 1998. The decrease in net cash used in operating activities in 1999 was primarily attributable to improved cash flows from both continuing and discontinued operating activities and decreased working capital requirements.

Net cash provided by investing activities totaled $2.5 million in 1999 and was principally due to the collection of a note receivable from a previously divested business, offset by capital expenditures. In 1998, net cash used by investing activities of $6.7 million was primarily attributable to capital expenditures.

Net cash provided by financing activities amounted to $21.1 million in 1999 and was principally due to additional borrowings under the Company's Revolving Credit Facility. In 1998, cash used by financing activities of $10.0 million was principally due to payments of debt refinancing costs.

Based upon the above, the net increase in cash in 1999 was $11.1 million as compared to a net decrease in cash of $50.2 million in 1998.

As of March 31, 1999, the Company had a cash balance of $17.0 million and had $97.8 million borrowings under its $122.8 million Revolving Credit Facility. Outstanding letters of credit of $10.6 million as of March 31, 1999 reduce available funds under the facility. After the end of the quarter, the Company's liquidity was significantly enhanced by the $110 million of net cash proceeds received upon the closing of the H&M sale on April 12, 1999. Management believes that available funds and proceeds from the sale of H&M should be adequate to fund the Company's 1999 operations, capital expenditures and acquisitions. However, there can be no assurances that available funds will be adequate to meet such needs.

The Revolving Credit Facility and Term Loan Facility mature in January 2000. The Accounts Receivable Facility begins to amortize December 15, 1999 and matures in January 2000. Additionally, SFAC's 13% Senior Secured Discount Debentures are currently scheduled to become cash pay interest obligations in February 2000 and SFAC's ability to meet its cash debt service obligations is dependent upon cash dividends from SFC. Currently, due to covenant restrictions, SFC is unable to make such dividends. By the year 2000, the Company's ability to meet its cash debt service requirements will be dependent upon refinancing a significant portion of its indebtedness. Currently, the Company is pursuing amended exchange offers, more fully described in Note 5 to the Condensed Consolidated Financial Statements. The proposed exchange offers would extend by four years the cash pay interest date of SFAC's 13% Senior Secured Discount Debentures. The Company is also pursuing a one-year extension of the term of SFC's Revolving

PAGE  <10>

Credit Facility, Term Loan Facility and Accounts Receivable Facility. Management believes that completion of an exchange offer and the extension of its senior secured indebtedness are essential elements in continuing to operate the Company's business as currently conducted. To date, the Company has received support from over 50% of each bondholder class for the revised exchange offers. Documents detailing the terms of the revised exchange offers were distributed to bondholders on May 12, 1999. The offers will require consents by more than 50% of each bondholder class to become effective. There can be no assurance, however, that the Company will be successful in completing the proposed exchange offers or extending the term of its senior secured indebtedness.



Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words "anticipates", "intends", "plans", "believes", "estimates", "expects", and similar expressions intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's highly leveraged capital structure, its substantial principal repayment obligations, weather, economic and market conditions, cost and availability of raw materials, competitive activities or other business conditions. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's actual business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PAGE <11>

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) On March 10, 1999, the Company filed a Report on Form 8-K announcing the signing of a definitive agreement to sell its subsidiary, H&M Food Systems Company.


Item 8:  Submission of Matters to a Vote of Security Holders

None.



                           SIGNATURES
                          ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 SPECIALTY FOODS CORPORATION
                 ---------------------------
                          (Registrant)
                          -----------

                                   By:

Date:  May 14, 1999                /s/ Robert L. Fishbune
                                  -----------------------
                                   Robert L. Fishbune
                                   Vice President and Chief
                                       Financial Officer



                          EXHIBIT INDEX

Exhibit
Number         Description of Document
-----          ----------------------

10.86* Stock Purchase Agreement, dated as of March 9, 1999, between SFC and IBP, inc

10.87*    Executive Employment Agreement, dated as of May 1,
          1999, by and among SFAC, SFC, Metz, Mother's, Archway, and Boudin and David E. Schreibman.

10.88* Amended and Restated Retention Bonus Agreement, dated as of May 1, 1999, by and between SFC and David E. Schreibman.

10.89* Amended and Restated Divestiture Award Agreement, dated as of May 1, 1999, by and between Metz and David E.
          Schreibman.

10.90* Amended and Restated Divestiture Award Agreement, dated as of May 1, 1999, by and between Mother's and David E.
          Schreibman.

PAGE  <12>

10.91* Amended and Restated Divestiture Award Agreement, dated as of May 1, 1999, by and between Boudin and David E.
          Schreibman.

10.92* Participation Award Agreement, dated as of May 1, 1999, between Mother's and Patrick J. O'Dea

27*       Financial Data Schedule



*Filed Herewith.